Form 10-Q
period 2023-06-30
MIRA PHARMACEUTICALS, INC.
filed 2023-09-15
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-41765

MIRA Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	85-3354547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 N Wolfe Street, Suite 601 Baltimore, Maryland	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):

(737) 289-0835

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MIRA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2023, there were 14,780,885 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

From time to time, we may use our website, our Facebook page at facebook.com/profile.php?id=100087641460083, our Twitter at twitter.com/PharmaMira and our LinkedIn at linkedin.com/company/mira-pharmaceuticals-inc/ to distribute material information. Our financial and other material information is routinely posted to and accessible on the “Investors” section of our website, available at www.mirapharmaceuticals.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our LinkedIn page and our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	30-Jun	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$24,823	$350,978
Deferred offering costs	353,372	143,427
Prepaid expenses	42,524	-
Total current assets	420,719	494,405

Deferred financing costs	3,222,083	-
Operating lease, right of use assets	132,334	164,910
Related party operating lease, right of use assets	-	198,759
Due from related parties	50,000	-
Total assets	$3,825,136	$858,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued liabilities	$659,101	$811,738
Related party accounts payable	-	116,350
Related party line of credit	1,802,971	133,062
Related party accrued interest	39,611	34,987
Current portion of operating lease liabilities	75,362	75,143
Related party current portion of operating lease liabilities	-	198,759
Total current liabilities	2,577,045	1,370,039

Non-current operating lease liabilities	51,472	84,267

Total liabilities	2,628,517	1,454,306

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 and 5,000,000 shares authorized and none issued or outstanding, at June 30, 2023 and December 31, 2022.	-	-
Common Stock, $0.0001 par value; 100,000,000 and 95,000,000 shares authorized, at June 30, 2023 and December 31, 2022. 13,313,000 shares issued and outstanding at June 30, 2023 and December 31, 2022.	6,657	6,657
Additional paid-in capital	13,099,830	8,699,830
Accumulated deficit	(11,909,868)	(9,302,719)
Total stockholders’ equity (deficit)	1,196,619	(596,232)
Total liabilities and stockholders’ equity (deficit)	$3,825,136	$858,074

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	1,071,239	1,590,474	1,685,475	2,204,409
Related party travel costs	-	560,800	453,550	935,700
Research and development expenses	(101,019)	269,390	170,587	751,740
Total operating costs	970,220	2,420,664	2,309,612	3,891,849

Interest expense	(295,887)	(2,315)	(297,540)	(6,177)
Net loss attributable to common stockholders	$(1,266,107)	$(2,422,979)	$(2,607,152)	$(3,898,026)
Basic and diluted loss per share	$(0.10)	$(0.19)	$(0.20)	$(0.30)
Weighted average common stock shares outstanding	13,313,000	13,093,000	13,313,000	13,076,000

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2022	12,673,800	6,337	4,499,550	-	(2,244,529)	2,261,358

Sale of common stock, net	402,200	201	1,718,799	(135,000)	-	1,584,000
Net loss	-	-	-	-	(1,475,046)	(1,475,046)
Balances, March 31, 2022	13,076,000	$6,538	$6,218,349	$(135,000)	$(3,719,575)	$2,370,312

Stock-based compensation	-	-	1,001,000	-	-	1,001,000
Collection of stock subscription receivable	-	-	-	135,000	-	135,000
Net loss	-	-	-	-	(2,422,979)	(2,422,979)
Balances, June 30, 2022	13,076,000	$6,538	$7,219,349	$-	$(6,142,554)	$1,083,333

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2023	13,313,000	6,657	8,699,830	-	$(9,302,719)	$(596,232)

Sale of common stock, net	-	-	147,800	-	-	147,800
Net loss	-	-	-	-	(1,341,044)	(1,341,044)
Balances, March 31, 2023	13,313,000	$6,657	$8,847,630	$	$(10,643,763)	$(1,789,476)

Stock-based compensation	-	-	737,200	-	-	737,200
Issuance of Warrants	-	-	3,515,000	-	-	3,515,000
Net loss	-	-	-	-	(1,266,107)	(1,266,107)
Balances, June 30, 2023	13,313,000	$6,657	$13,099,830	$-	$(11,909,868)	$1,196,619

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from Operating activities
Net loss	$(2,607,152)	$(3,898,026)
Adjustments to reconcile net loss to net cash from operations
Non-cash interest expense	4,623	6,177
Amortization of debt issuance costs	292,917	-
Stock-based compensation expense	885,000	1,001,000
Change in operating assets and liabilities:
Right of use lease, net	-	(5,500)
Accounts payable and accrued expenses	(268,983)	(367,984)
Prepaid expenses	(42,524)	(50,000)
Net cash flows used in operating activities	(1,736,119)	(3,314,333)

Financing activities:
Advances from (to) affiliates	1,752,971	(278,236)
Payment of deferred offering costs	(209,945)	-
Repayments under related party line of credit	(133,062)	(110,000)
Proceeds from sale of common stock, less offering costs	-	1,719,000
Net cash flows provided by financing activities	1,409,964	1,330,764

Net change in cash	(326,155)	(1,983,569)
Cash, beginning of year	350,978	2,809,552
Cash, end of period	$24,823	$825,983
Cash paid for interest	-	-

See notes to condensed financial statements

4

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of a total of 1,000,000 shares of common stock issued to Bay Shore Trust during the six months ended June 30, 2023 totaling approximately $3.5 million to deferred finance costs. The Company has amortized approximately $0.3 million of deferred offering costs as non-cash amortization of debt issuances costs in accordance with Generally Accepted Accounting Principles.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (“MIRA” or the “Company” and formerly known as MIRA1a Therapeutics, Inc.) was formed in September 2020 and is a Florida-based pre-clinical-stage pharmaceutical development company developing an unscheduled novel synthetic THC analog. This novel compound is currently under investigation for treating adult patients suffering from anxiety and cognitive decline, often associated with early-stage dementia. MIRA1a, if approved by the FDA, could mark a significant advancement in addressing various neuropsychiatric, inflammatory, and neurologic diseases and disorders. Based on pre-clinical and animal studies conducted by the Company, the Company believes that MIRA1a may enhance the therapeutic potential for treating anxiety, cognitive decline, and neuropathic pain without the side effects of plant-based THC. Furthermore, the Company’s studies indicate that MIRA1a may counteract the adverse cognitive effects often seen with THC, thereby potentially unmasking previously unseen positive therapeutic effects, such as cognitive performance enhancement.

Substantive operations began in late 2020 and the Company’s Investigative New Drug application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) end of third quarter 2024. The Company owns U.S. Patent 10,787,675 B2, titled “Purified Synthetic Marijuana and Methods of Treatment by Administering Same,” which covers the MIRA1a compound as a new molecular entity as well as pharmaceutical formulations of the compound and methods of treating Alzheimer’s disease, anxiety, depression, and addictions.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.0001 per share, is referred to as the “Preferred Stock”.

Initial Public Offering

On August 7, 2023, the Company closed its initial public offering consisting of 1,275,000 shares at a price of $7.00 per share for approximately $8.9 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $0.8 million, the net proceeds to the Company was $8.1 million (the “IPO”).

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-273024), originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on August 2, 2023. The common stock began trading on The Nasdaq Capital Market on August 3, 2023 under the symbol “MIRA”. The closing of the IPO occurred on August 7, 2023.

As of the completion of the IPO, among other things, certain of the Company’s then-outstanding convertible debt was converted into shares of common stock. See Note 5 for more information.

Income taxes

The Company is taxed as a C corporation. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for loss carryovers. A valuation allowance is recognized regarding deferred tax assets, if any, if it is more likely than not that some portion of the deferred tax asset will not be realized.

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company. Patent-related costs, including registration costs, documentation costs and other legal fees associated with the application, are expensed in the period in which they are incurred.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Leases

The Company accounts for leases under the provisions of FASB ASC Topic 842, “Leases”, which requires the Company to recognize right-to-use (ROU) assets and lease liabilities for operating leases on the balance sheet.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material.

Cash

The Company maintains cash balances with financial institutions that management believes are of high credit quality. The Company’s cash account at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk from its cash account.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeiture of stock-based awards as they occur.

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company considers the carrying amount of deferred offering costs to approximate fair value due to short-term nature of this instrument. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Note 2. Liquidity and capital resources:

As of June 30, 2023, the Company had cash of approximately $0.02 million. The Company used approximately $1.7 million of cash in operations during the six months ended June 30, 2023 and had stockholders’ equity of approximately $1.2 million, versus stockholders’ deficit of approximately $0.6 million at December 31, 2022

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Historically, the Company has been primarily engaged in developing MIRA1a. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company financed its operations through the sale of Common Stock, the IPO and related party financings. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

Note 3 Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2023	December 31, 2022
Trade accounts payable	$645,143	$789,204
Prepaid insurance	13,958	-
Accrued other	-	22,534
	$659,101	$811,738

Note 4. License agreement, related party:

Effective April 26, 2023 (the “Effective Date”), the Company and MyMD Pharmaceuticals, Inc. (“MYMD”) entered into an Amended and Restated Limited License Agreement with MyMD. The license grants our company a perpetual, worldwide, royalty-free non-exclusive right to use MyMD’s Supera-CBD compound, a different compound than MIRA1a, as a synthetic intermediate in the manufacture of MIRA1a for all purposes (including clinical development and commercial production). This license is perpetual, and MyMD does not have a right to terminate it. In consideration of this license, we agreed to share with MyMD technical information and know-how that pertains to the synthetic manufacture and/or formulation of our MIRA1a product candidate and granted a license to MyMD to use improvements to MIRA1a made under the agreement, agreement, and the agreement does not involve any prior or future cash payments by us.

The Company and MYMD have similar members of the Board, as well as officers from the respective companies.

Note 5. Line of credit, related party:

In May 2021, the Company entered into a revolving credit facility which allowed for borrowings of up to $5 million from Starwood Trust, a shareholder of the Company. The facility had an initial term of 24 months (extended to 36 months in March 2023), with a new maturity date of May 10, 2024, at which time all outstanding borrowings and accrued interest, if any, were due in full. Borrowings accrued interest at a rate of 5% per annum.

In April 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by a shareholder of the Company. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company has the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO. The Company’s right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in the Company’s assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured.

The Bay Shore Note replaced the revolving credit facility that the Company entered into with Starwood Trust, a separate trust established by a shareholder of the Company, in May 2021 and pursuant to which the Company had an outstanding principal balance of $0.2 million as of the date of the Bay Shore Note (which outstanding balance was retired with an advance under the Bay Shore Note).

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

In consideration of the loan facility provided by the Bay Shore Trust, in April 2023, the Company issued to the Bay Shore Trust a common stock purchase warrant giving the Bay Shore Trust the right to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share, which warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company has granted to Bay Shore Trust the right to require the Company, at any time after one year following the Company’s IPO, to register for resale the shares issuable upon the exercise of the warrant, with such registration rights being in the form of demand and “piggyback” registration rights that are subject to customary limitations and restrictions. See Note 8 for additional details related to these warrants.

On July 20, 2023, the Company entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had agreed to convert, upon the completion of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of the Company’s common stock at a conversion price equal to the Company’s IPO price, which resulted in the issuance of 157,170 shares to the Bay Shore Trust. On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The company also paid accrued interest of $0.03 million. As of the date of this report, a remaining amount of $0.003 million of accrued interest remains payable.

Note 6. Related party transactions:

Due from related parties – During the six months ended June 30, 2023, the Company paid payables on behalf of a related party.

Advances from affiliates – During the six months ended June 30, 2023, the Company received working capital advances from the Bay Shore Trust LOC, which was used to pay off advances from affiliates.

Related party accounts payable – Amounts due to related parties as of June 30, 2023 and December 31, 2022, are recorded as Accounts payable related parties, in the accompanying balance sheets.

Travel expenses – In April 2021, the Company entered into an airplane lease with an entity under common control that the Company incurs approximately $0.05 million of lease charges per month. The lease was renewable, at the Company’s discretion, for an additional one to three years, however, the Company terminated the lease at March 31, 2023, without any penalties. The Company may continue to incur related party travel-related expenses as they occur, which will be recorded in Related Party Travel Costs, in the condensed statement of operations. During the six months ended June 30, 2023, the Company incurred $0.5 million, for travel-related expenses to the related party for monthly rental charges and airplane-related expenses.

License agreement - See Note 3.

Line of credit - See Note 4.

Lease and lease reimbursements - See Note 6.

Note 7. Leases:

The Company’s corporate headquarters is in Baltimore, Maryland, which includes a lease for office space. This lease began in November 2021 and was amended in April 2023. This space is approximately 550 square feet and has a remaining base rent of $0.01 million payable through April 2024. Rent is payable in monthly installments and is subject to yearly price increases.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

The Company also has leased an office in Tampa, Florida, for its finance and general operations, which began in March 2022 for 37 months. This space is approximately 2,300 square feet and has a remaining base rent of $0.14 million payable through March 2025. Rent is payable in monthly installments and is subject to yearly price increases. The Company splits the monthly rent and variable costs with two related parties. As such, the Company will be reimbursed each month for 2/3rds of the rent expense, which will be recorded as a reduction in lease expenses.

The Company also leased a jet (Note 5) from a related party, which lease the Company terminated on March 31 2023.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

The components of lease expense were as follows:

	Six months ended June 31,
Lease Costs	2023	2022
Operating Lease Cost
Operating Lease	$192,409	$316,523
Variable Lease Costs	309,872	637,420
Total Lease Cost	$502,281	$953,943

Supplemental cash flow information related to leases were as follows:

	Six months ended June 30,
Other Lease Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$500,788	$953,943

	Six months ended June 30,
	2023	2022
Lease Term and Discount
Weighted Average remaining lease term	1.79 years	3 years
Weighted Average discount rate	5.0%	5.0%

Maturity of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

Maturity of Lease Liabilities
March 31, 2023
Remainder of 2023	$41,408
2024	73,129
2025	17,444
Total Lease payments	131,981
Less: Interest	(5,147)
Present Value of Lease Liabilities	$126,834

On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs with MIRALOGX, LLC, (the “Shared Agreement”) who is a related party for the jet usage. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its monthly use of shared aircraft toward rent payments. However, the Company has not used the aircraft after the termination of the lease and there are no minimum payments due without usage.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Note 8. Stockholders’ equity:

Capital stock

The Company has the authority to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated preferred stock (as amended and restated on June 28, 2023), whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Reverse stock-split

Effective June 28, 2023, the Company completed a 1-for-5 reverse stock split of its outstanding common stock upon the filing of the Company’s Third Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding options and warrants, and the exercise prices of such options and warrants, have been adjusted to reflect the reverse stock split.

IPO stock issuances

At IPO, 1,275,000 shares of the Company’s common stock were issued at a price of $7.00 per share which resulted in gross proceeds of $8.9 million and net proceeds of $8.1 million to the Company after the underwriter discount but before other IPO related expenses.

Additionally, the Company issued its investor relations firm $0.25 million worth of restricted common stock upon closing of the IPO, which resulted in issuance of 35,715 shares of stock.

Stock-based compensation

The Company may grant options under its 2022 Omnibus Incentive Plan, as amended and restated (the “2022 Omnibus Plan”). The 2022 Omnibus Plan authorizes the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants.

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected price volatility is based on the historical volatilities of a peer group as the Company does not have a trading history for its shares prior to its IPO. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle and product indications. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

In April 2023, a total of 400,001 options to purchase Common Stock, with an aggregate fair market value of approximately $1.5 million were granted to the Company’s Board of Directors, executive officers and management, and a consultant of the Company. Options have a term of 10 years from the grant date. These option vest as follows: (i) Board of Director options vest 100% on date of grant and (ii) executive officer and management, employee and consultant options vest 33.3% on date of grant and the remaining vest ratably over a two-year period.

The following is option activity during the six months the six months ended June 30, 2023.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2023	750,000	$5.00
Options granted	400,001	$5.00
Forfeitures	(170,000)	$5.00
Outstanding as June 30, 2023	980,001	$5.00	-

The estimated fair value of stock options on date of grant was $1.5 million. As of June 30, 2023, options exercisable totaled 382,501. There are approximately $1.7 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2025.

Key assumptions used to value stock options during the six months ended June 30, 2023 are as follows:

Expected price volatility	87.70%
Risk-free interest rate	4.13%
Weighted average fair values	$0.706-$0.751
Weighted average expected life in years	5-6 years
Dividend yield	-

Warrants

Bay Shore Trust warrants

In consideration of the line of credit provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on April 28, 2023 giving the Bay Shore Trust the right to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share. This warrant will expire five years after the date of grant.

The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $3.5 million of deferred financing costs. This cost was recorded as deferred financing costs and additional paid in capital on the accompanying condensed balance sheet and is amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs is recorded to interest expense on the condensed income statement of operations.

Key assumptions used to value warrants during the six months ended June 30, 2023 are as follows:

Expected price volatility	88.01%
Risk-free interest rate	3.51%
Weighted average fair values	$0.703
Weighted average expected life in years	5 years
Dividend yield	-

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Underwriter warrants

In connection with the IPO, the Company issued 63,750 warrants to purchase common stock to the IPO underwriter (or its designees) at an exercise price of $7.00 which will expire in the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions as permitted under FINRA Rule 5110(g)(8).

Earnings Per Share

During the six months ended June 30, 2023 and 2022, outstanding stock options and warrants of 1,980,001 and 750,000, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

During the three months ended June 30, 2023 and 2022, outstanding stock options, and warrants of 1,400,001 and 750,000, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Note 9. Employment Agreements:

Erez Aminov

On April 28, 2023, the Company entered into an employment agreement with Mr. Erez Aminov pursuant to which Mr. Aminov serves as the Company’s Chief Executive Officer on a full-time basis. Mr. Aminov’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Aminov or the Company at any time and for any reason. Under the agreement, Mr. Aminov will receive an initial base salary of $0.11 million per year. In the event that Mr. Aminov’s employment is terminated by the company without “Cause” or is terminated by Mr. Aminov for “Good Reason”, Mr. Aminov will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Mr. Aminov executing and delivering a customary general release in favor of the company).

On August 28, 2023, the Company amended Mr. Aminov’s employment agreement to increase his yearly compensation from its current amount of $0.11 million to $0.2 million per year, effective August 1, 2023.

Michelle Yanez

On April 28, 2023, the Company entered into an employment agreement with Ms. Michelle Yanez pursuant to which Ms. Yanez serves as the Company’s Chief Financial Officer on a full-time basis. Ms. Yanez’s employment agreement provides that her employment will be on an at-will basis and can be terminated by either Ms. Yanez or the company at any time and for any reason. Under the agreement, Ms. Yanez will receive an initial base salary of $0.17 million per year. In the event that her employment is terminated by the company without “Cause” or is terminated by Ms. Yanez for “Good Reason”, Ms. Yanez will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Ms. Yanez executing and delivering a customary general release in favor of the company).

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

Chris Chapman

On April 28, 2023, the Company entered into an employment agreement with Dr. Chris Chapman pursuant to which Dr. Chapman serves as the Company’s Executive Chairman. Dr. Chapman’s employment agreement provides that his employment will be on a part-time basis whereby Dr. Chapman will devote 50% of his full business time and effort to the business and affairs of the company, and it further provides that such employment will be on an at-will basis and can be terminated by either Dr. Chapman or the company at any time and for any reason. Under the agreement, Dr. Chapman will receive an initial base salary of $0.15 million per year. In the event that Dr. Chapman’s employment is terminated by the company without “Cause” or is terminated by Dr. Chapman for “Good Reason”, Dr. Chapman will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Dr. Chapman executing and delivering a customary general release in favor of the company).

On August 28, 2023, the Company amended Dr. Chapman’s employment agreement to indicate that he works part-time, on an as needed basis for the Corporation, rather than fifty percent (50%) of the time, effective August 1st, 2023.

Note 10 – Subsequent events:

IPO bonus compensation

On August 17, 2023, the following executive officers and a director were granted bonus compensation in the form of cash and stock option grants subsequent to the IPO. All stock option grants vested immediately from the effective date of August 17, 2023, and were granted under the 2022 Omnibus Plan.

Cash bonus amounts listed are net of federal, state, local income and payroll taxes:

	Net Cash Bonus	Stock Option Grant
Erez Aminov	$120,000	150,000
Chris Chapman	50,000	50,000
Michelle Yanez	50,000	20,000
Christos Nicholoudis	25,000	10,000
Total Net Cash Bonuses and Stock Option Grants	$245,000	230,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in the Company’s other filings with the SEC. See “Cautionary Note Regarding Forward Looking Statements” below.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to MIRA Pharmaceuticals, Inc.

Background of the Company

We are an early pre-clinical-stage pharmaceutical company focused on the development and commercialization of a new molecular synthetic THC analog under investigation for the treatment of adult patients with anxiety and cognitive decline typically associated with early-stage dementia. Our target patient population is also typically presenting with neuropathic pain. Our drug candidate, MIRA1a, if approved by the FDA, may be a significant advancement in the treatment of neuropsychiatric, inflammatory, and neurologic diseases and disorders. Based on pre-clinical and animal studies conducted by us, we believe that MIRA1a enhances the therapeutic potential for treating anxiety, cognitive decline and neuropathic pain by potentially striking a balance between the beneficial effects of THC and CBD. MIRA1a achieves this by selectively targeting the cannabinoid type 1 (“CB1”) and cannabinoid type 2 (“CB2”) receptors. Cannabinoid receptors, located throughout the body, are part of the endocannabinoid system, which is involved in a variety of physiological processes and responses including appetite, pain-sensation, mood, and memory. With respect to THC, our pre-clinical studies have shown that MIRA1a may have less potency at CB1 but maintains high activation at CB2. Since CB1 activation corresponds to intoxication, we believe that MIRA1a is potentially less intoxicating than THC while still providing beneficial therapeutic effects. In addition, by curbing the negative effects of THC (e.g. cognitive impairment), preclinical studies suggest that MIRA1a may be capable of unmasking positive therapeutic effects not previously seen with THC (e.g. cognitive performance enhancement).

Substantive operations began in late 2020 and the Company’s Investigative New Drug application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) end of third quarter 2024. The Company owns U.S. Patent 10,787,675 B2, titled “Purified Synthetic Marijuana and Methods of Treatment by Administering Same,”

which covers the MIRA1a compound as a new molecular entity as well as pharmaceutical formulations of the compound and methods of treating Alzheimer’s disease, anxiety, depression, and addictions.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research and Development Expenses. During the three months ended June 30, 2023, we incurred $0.3 million in research and development expenses, which were offset by $0.4 million in research and development credits. The credits were primarily related to toxicology expenses for projects and milestones that were not performed by our vendors. We incurred $0.3 million in research and development expenses during the three months ended June 30, 2022, relating to pre-clinical costs. Research and development expenses include pre-clinical, toxicology and consultant expenses.

General and Administrative Expenses. We incurred $1.1 million and $1.6 million in general and administrative expenses during the three months ended June 30, 2023 and June 30, 2022, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The decrease is due primarily to a decrease in stock-based compensation expense in 2023.

Related Party Travel Costs. We incurred $0.6 million in related party travel costs during the three months ended June 30, 2022. There was no such expense incurred during the same period ended June 30, 2023. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest expense. We recognized $0.3 million and $0.002 million in interest expense during the three months ended June 30, 2023 and June 30, 2022, respectively. Interest expense during 2023 included $0.29 of debt issuance costs. The remaining 2023 and 2022 interest expense consists of accrued interest on a related party line of credit.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Research and Development Expenses. During the six months ended June 30, 2023, we incurred $0.6 million in research and development expenses, which were offset by $0.4 million in research and development credits. The credits were primarily related to toxicology expenses for projects and milestones that were not performed by our vendors. We incurred $0.8 million in research and development expenses during the six months ended June 30, 2022, relating to pre-clinical costs. Research and development expenses include pre-clinical, toxicology and consultant expenses.

General and Administrative Expenses. We incurred general and administrative expenses of $1.7 million and $2.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. General and administrative expenses consists of payroll, consulting fees, IT-related costs, legal and accounting costs, office and rent expenses, investor relations and stock-based compensation expenses. The decrease is due primarily to a decrease in stock-based compensation expense in 2023.

Related Party Travel Costs. We incurred $0.5 million and $0.9 million in related party travel costs during the six months ended June 30, 2023 and June 30, 2022, respectively. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest expense. We recognized $0.3 million and $0.006 million in interest expense during the six months ended June 30, 2023 and June 30, 2022, respectively. Interest expense during 2023 included $0.29 of debt issuance costs. The remaining 2023 and 2022 interest expense consists of accrued interest on a related party line of credit.

Liquidity and Capital Resources

Since the Company’s inception in September 2020, we have financed our operations primarily through an unsecured line of credit with a major shareholder and through a private placement of shares of our common stock that occurred during the fourth quarter 2021 and during 2022. We intend to finance our research and development and working capital needs from existing cash, potential new sources of debt and equity financing, including the proceeds from our IPO. We may enter into new licensing and commercial partnership agreements.

On April 28, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our IPO. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of June 1, 2023, we have borrowed an aggregate of $0.2 million under the Bay Shore Note. The Bay Shore Note replaced a Line of Credit Agreement that we entered into with The Starwood Trust, a separate trust established by our founder, in May 2021 and pursuant to which we had an outstanding principal balance of $0.2 as of the date of the Bay Shore Note (which outstanding balance was retired with an advance under the Bay Shore Note).

On July 20, 2023, we entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had agreed to convert, upon the completion of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of our common stock at a conversion price equal to our IPO price, which resulted in the issuance of 157,170 shares to the Bay Shore Trust upon the completion of the IPO (the “Bay Shore Trust Conversion Agreement”). On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The company also paid accrued interest of $0.03 million. As of the date of this report, the remaining amount of $0.003 million of accrued interest remains payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

● our use of the net proceeds from our recent offering;

● our ability to obtain and maintain regulatory approval of our product candidates;

● our ability to successfully commercialize and market our product candidates, if approved;

● our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

● the potential market size, opportunity, and growth potential for our product candidates, if approved;

● our ability to obtain additional funding for our operations and development activities;

● the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

● the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

● the timing of anticipated regulatory filings;

● the timing of availability of data from our clinical trials;

● our future expenses, capital requirements, need for additional financing, and the period over which we believe that the net proceeds from this offering, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements;

● our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

● our ability to advance product candidates into, and successfully complete, clinical trials;

● our ability to recruit and enroll suitable patients in our clinical trials;

● the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

● the pricing and reimbursement of our product candidates, if approved;

● the rate and degree of market acceptance of our product candidates, if approved;

● the implementation of our business model and strategic plans for our business, product candidates, and technology;

● the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

● developments relating to our competitors and our industry;

● the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and

● other risks and factors listed under “Risk Factors” and elsewhere in this quarterly report.

Given the risks and uncertainties set forth in this quarterly report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this quarterly report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this quarterly report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this quarterly report speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations, or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On August 7, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 1,275,000 shares of our common stock at the IPO price of $7.00 per share.

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-273024), which was declared effective on August 2, 2023. Kingswood Investments, division of Kingswood Capital Partners, LLC acted as representative of the underwriters.

We received gross proceeds from our IPO of approximately $8.93 million, and net proceeds of approximately $7.61 million, after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical development programs, including our preclinical animal toxicology studies and CMC activities, our initial IND application, and our Phase 1 clinical trials for MIRA1a. We intend to use the remainder for working capital and general corporate purposes.  Since the completion of our IPO, we have used approximately $0.3 million of the net proceeds to fund preclinical toxicology studies and R&D consultants, $0.7 million in general and administrative expenses and $1 million of the net proceeds to repay a portion of our outstanding debt payable under our line of credit with Bay Shore Trust, a greater-than-10% stockholder of the Company.  Subject to the foregoing, there has been no material change in our intended use of proceeds from our IPO as described in the Prospectus.”

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form S-1 filed June 29, 2023).

3.2	Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form S-1/A filed July 14, 2023).

4.1	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).

4.2	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.1	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.2	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 31, 2023).

10.3	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Michelle Yanez. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.4	Employment Agreement, dated April 28, 2023 between MIRA Pharmaceuticals, Inc. and Chris Chapman. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.5	Amendment to Employment Agreement, dated August 28, 2023, between MIRA Pharmaceuticals and Dr. Chris Chapman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.6	Promissory Note and Loan Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.7	Registration Rights Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.8	Agreement for Shared Lease Costs, dated April 1, 2023, between MIRA Pharmaceuticals, Inc., Telomir Pharmaceuticals, Inc., and MIRALOGX LLC. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form S-1/A filed July 14, 2023).

10.9	Conversion Agreement, dated July 20, 2023, between MIRA Pharmaceuticals, Inc. and the Bay Shore Trust. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form S-1/A filed July 21, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: September 15, 2023	By:	/s/ Erez Aminov
Erez Aminov Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2023	By:	/s/ Michelle Yanez
Michelle Yanez Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

