Form 10-Q
period 2023-09-30
MIRA PHARMACEUTICALS, INC.
filed 2023-11-13
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 14,780,885 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$5,868,330	$350,978
Deferred offering costs	-	143,427
Prepaid expenses	202,817	-
Total current assets	6,071,147	494,405

Deferred financing costs, net	2,782,708	-
Operating lease, right of use assets	114,357	164,910
Related party operating lease, right of use assets	-	198,759
Due from related party	50,000	-
Total assets	$9,018,212	$858,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued liabilities	$779,573	$811,738
Related party accounts payable	-	116,350
Related party line of credit	-	133,062
Related party accrued interest	14,472	34,987
Current portion of operating lease liabilities	74,328	75,143
Related party current portion of operating lease liabilities	-	198,759
Total current liabilities	868,373	1,370,039

Non-current operating lease liabilities	34,528	84,267

Total liabilities	902,901	1,454,306

Stockholders’ Equity (deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding at September 30, 2023 and 5,000,000 authorized and none issued or outstanding at December 31, 2022.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, at September 30, 2023 and December 31, 2022. 14,780,885 and 13,313,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	1,478	6,657
Additional paid-in capital	23,611,517	8,699,830
Accumulated deficit	(15,497,684)	(9,302,719)
Total stockholders’ equity (deficit)	8,115,311	(596,232)
Total liabilities and stockholders’ equity (deficit)	$9,018,212	$858,074

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	2,144,832	736,059	3,830,303	2,940,469
Related party travel costs	-	357,350	453,550	1,293,050
Research and development expenses	1,015,252	714,968	1,185,839	1,466,708
Total operating costs	3,160,084	1,808,377	5,469,692	5,700,227

Interest expense, net	(427,732)	(2,307)	(725,273)	(8,484)
Net loss attributable to common stockholders	$(3,587,816)	$(1,810,684)	$(6,194,965)	$(5,708,711)
Basic and diluted loss per share	$(0.26)	$(0.14)	$(0.45)	$(0.43)
Weighted average common stock shares outstanding	13,639,197	13,168,556	13,639,197	13,166,200

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2022	12,673,800	6,337	4,499,550	-	(2,244,529)	2,261,358

Sale of common stock, net	402,200	201	1,718,799	(135,000)	-	1,584,000
Net loss	-	-	-	-	(1,475,046)	(1,475,046)
Balances, March 31, 2022	13,076,000	$6,538	$6,218,349	$(135,000)	$(3,719,575)	$2,370,312

Stock-based compensation	-	-	1,001,000	-	-	1,001,000
Collection of stock subscription receivable	-	-	-	135,000	-	135,000
Net loss	-	-	-	-	(2,422,979)	(2,422,979)
Balances, June 30, 2022	13,076,000	$6,538	$7,219,349	$-	$(6,142,554)	$1,083,333

Sale of Common Stock	180,000	90	899,910	-	-	900,000
Stock-based compensation	-	-	147,800	-	-	147,800
Net loss	-	-	-	-	(1,810,684)	(1,810,684)
Balances, September 30, 2022	13,256,000	$6,628	$8,267,059	$-	$(7,953,238)	$320,449

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2023	13,313,000	6,657	8,699,830	-	$(9,302,719)	$(596,232)

Sale of common stock, net	-	-	147,800	-	-	147,800
Net loss	-	-	-	-	(1,341,044)	(1,341,044)
Balances, March 31, 2023	13,313,000	$6,657	$8,847,630	$	$(10,643,763)	$(1,789,476)

Stock-based compensation	-	-	737,200	-	-	737,200
Issuance of Warrants	-	-	3,515,000	-	-	3,515,000
Net loss	-	-	-	-	(1,266,107)	(1,266,107)
Balances, June 30, 2023	13,313,000	$6,657	$13,099,830	$-	$(11,909,868)	$1,196,619

Stock-based compensation	-	$(5,326)	1,457,459	-	-	1,452,133
Issuance of common stock at IPO, net	1,275,000	128	7,704,152	-	-	7,704,279
Issuance of common stock Related to conversion of debt	157,170	16	1,100,080	-	-	1,100,096
Issuance of common stock	35,715	4	249,996	-	-	250,000
Net loss	-	-	-	-	(3,587,816)	(3,587,816)
Balances, September 30, 2023	14,780,885	$1,478	$23,611,517	$-	$(15,497,684)	$8,115,311

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from Operating activities
Net loss	$(6,194,965)	$(5,708,711)
Adjustments to reconcile net loss to net cash from operations
(Interest Expense)/Income- Accrued, net	(20,515)	8,484
Amortization of debt issuance costs	732,292	-
Stock-based compensation expense	2,337,133	1,148,800
Change in operating assets and liabilities:
Right of use lease, net	-	(5,500)
Accounts payable and accrued expenses	(148,516)	(20,300)
Prepaid expenses	(202,817)	(52,096)
Net cash flows used in operating activities	(3,497,388)	(4,629,323)

Financing activities:
Advances to affiliates	(50,000)	(463,236)
Payment of deferred offering costs	143,427	(38,578)
Repayments under related party line of credit	(133,062)	(110,000)
Proceeds from sale of common stock, less offering costs	7,704,279	2,619,000
Issuance of Common Stock Conversion of Debt	1,100,096	-
Issuance of Common Stock in lieu of fees	250,000	-
Net cash flows provided by financing activities	9,014,740	2,007,186

Net change in cash	5,517,352	(2,622,137)
Cash, beginning of year	350,978	2,809,552
Cash, end of period	$5,868,330	$187,415
Cash paid for interest	-	-

See notes to condensed financial statements

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of a total of 1,000,000 shares of common stock issued to Bay Shore Trust during the nine months ended September 30, 2023 totaling approximately $3.5 million to deferred finance costs. The Company has amortized approximately $0.7 million of deferred offering costs as non-cash amortization of debt issuances costs in accordance with Generally Accepted Accounting Principles.

The Company recorded the fair value of a total of 157,170 shares of common stock issued to Bay Shore Trust during the nine months ended September 30, 2023 totaling approximately $1.1 million to record Bay Shore Trust conversions of a line of credit and interest to shares of common stock.

The Company recorded the fair value of a total of 35,715 shares of common stock issued to the MZ Group during the nine months ended September 30, 2023 totaling $0.25 million in lieu of fees for investor relation services.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Initial Public Offering

On August 7, 2023, the Company closed its initial public offering consisting of 1,275,000 shares at a price of $7.00 per share for approximately $8.9 million in gross proceeds. After deducting the underwriting commission and other deferred offering expenses totaling $1.2 million, the net proceeds to the Company were $7.7 million (the “IPO”).

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Note 2. Liquidity and capital resources:

As of September 30, 2023, the Company had cash of approximately $5.9 million. The Company used approximately $3.5 million of cash in operations during the nine months ended September 30, 2023 and had stockholders’ equity of approximately $8.1 million, versus stockholders’ deficit of approximately $0.6 million at December 31, 2022

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Historically, the Company has been primarily engaged in developing MIRA1a. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company financed its operations through the sale of Common Stock, the IPO and related party financings. Additional sources of financing may be sought by the Company. The Company believes that current cash and the proceeds of the August 2023 IPO are sufficient to fund operations until approximately Q4 2024. Additional financing will be needed by the Company to fund its operations after such date to complete clinical developments and to commercially develop its product candidate. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

Note 3 Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2023	December 31, 2022
Trade accounts payable	$510,688	$789,204
Pre-clinical research and toxicology studies	254,293	-
Accrued other	14,592	22,534
	$779,573	$811,738

Note 4. License agreement, related party:

Effective April 26, 2023 (the “Effective Date”), the Company and MyMD Pharmaceuticals, Inc. (“MYMD”) entered into an Amended and Restated Limited License Agreement with MyMD. The license grants our company a perpetual, worldwide, royalty-free non-exclusive right to use MyMD’s Supera-CBD compound, a different compound than MIRA1a, as a synthetic intermediate in the manufacture of MIRA1a for all purposes (including clinical development and commercial production). This license is perpetual, and MyMD does not have the right to terminate it. In consideration of this license, we agreed to share with MyMD technical information and know-how that pertains to the synthetic manufacture and/or formulation of our MIRA1a product candidate and granted a license to MyMD to use improvements to MIRA1a made under the agreement, agreement, and the agreement does not involve any prior or future cash payments by us.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On July 20, 2023, the Company entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had agreed to convert, upon the completion of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of the Company’s common stock at a conversion price equal to the Company’s IPO price, which resulted in the issuance of 157,170 shares to the Bay Shore Trust. On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The company also paid accrued interest of $0.03 million. There is a remaining amount of $0.01 in accrued interest due to Bay Shore Trust as of September 30, 2023.

Note 6. Related party transactions:

Due from related parties – As of the nine months ended September 30, 2023, the Company paid $0.05 million in accounts payable on behalf of a related party.

Advances from affiliates – During the nine months ended September 30, 2023, the Company received working capital advances in the amount of $1.06 million from the Bay Shore Trust LOC, which was used to pay off advances from affiliates. As of September 30, 2023, all advances have been repaid in full.

Related party accounts payable – Amounts due to related parties as of September 30, 2023 and December 31, 2022, are recorded as Accounts payable related parties, in the accompanying balance sheets.

Travel expenses – In April 2021, the Company entered into an airplane lease with an entity under common control that the Company incurs approximately $0.05 million of lease charges per month. The lease was renewable, at the Company’s discretion, for an additional one to three years, however, the Company terminated the lease at March 31, 2023, without any penalties. The Company may continue to incur related party travel-related expenses as they occur, which will be recorded in Related Party Travel Costs, in the condensed statement of operations. During the nine months ended September 30, 2023, the Company incurred $0.5 million, for travel-related expenses to the related party for monthly rental charges and airplane-related expenses.

License agreement - See Note 4.

Line of credit - See Note 5.

Note 7. Leases:

The Company’s corporate headquarters is in Baltimore, Maryland, which includes a lease for office space. This lease began in November 2021 and was amended in April 2023. This space is approximately 550 square feet and has a remaining base rent of $0.01 million payable through April 2024. Rent is payable in monthly installments and is subject to yearly price increases.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The Company had leased an office in Tampa, Florida, for its finance and general operations, which began in March 2022 for 37 months. This space is approximately 2,300 square feet and has a remaining base rent of $0.1 million payable through March 2025. Rent is payable in monthly installments and is subject to yearly price increases. As of August 1, 2023, a related party to the Company began paying the monthly lease expenses on behalf of the Company, directly to the landlord. This is conjunction with the Company’s IPO and the resignation of its former Tampa employees. As such, the Tampa, Florida location is no longer needed. The related party who has been paying for the lease since August 1, 2023 is in the process of amending the lease to remove the Company from further obligations. Until such time, the Company will continue to reflect the right of use assets and liabilities on the condensed balance sheets.

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

The components of lease expense were as follows:

	Nine months ended September 30,
Lease Costs	2023	2022
Operating Lease Cost
Operating Lease	$200,283	$333,046
Variable Lease Costs	311,126	637,420
Total Lease Cost	$511,409	$970,466

Supplemental cash flow information related to leases were as follows:

	Nine months ended September 30,
Other Lease Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$511,409	$970,466

	Nine months ended September 30,
	2023	2022
Lease Term and Discount
Weighted Average remaining lease term	1.79 years	3 years
Weighted Average discount rate	5.0%	5.0%

Maturity of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

Maturity of Lease Liabilities

September 30, 2023
Remainder of 2023	$20,722
2024	74,402
2025	17,444
Total Lease payments	112,568
Less: Interest	(3,711)
Present Value of Lease Liabilities	$108,857

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

IPO stock issuances

At IPO, 1,275,000 shares of the Company’s common stock were issued at a price of $7.00 per share which resulted in gross proceeds of $8.9 million and net proceeds of $7.7 million to the Company after the underwriter discount but before other IPO related expenses.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

During the nine months ended September 30, 2023, a total of 635,001 options to purchase Common Stock, with an aggregate fair market value of approximately $2.75 million were granted to the Company’s executive officers and management, and consultants of the Company. Options have a term of 10 years from the grant date. These option vest as follows: (i) executive officer options vested 100% on date of grant and (ii) employee and consultant options vest 33.33% at 6 month anniversary of date of grant, 33.33% at 1 year anniversary at date of grant and the remaining vest at two-year anniversary of date of grant.

The following is option activity during the nine months ended September 30, 2023.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2023	750,000	$5.00
Options granted	635,001	$5.00
Forfeitures	(170,000)	$5.00
Outstanding as September 30, 2023	1,215,001	$5.00	$-

The estimated fair value of stock options on date of grant was $1.3 million. As of September 30, 2023, options exercisable totaled 760,004. There are approximately $1.5 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2025.

Key assumptions used to value stock options during the nine months ended September 30, 2023 are as follows:

Expected price volatility	116.64%
Risk-free interest rate	4.42%
Weighted average fair values	$ 5.384 - $ 5.631
Weighted average expected life in years	5-6 years
Dividend yield	-

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

Key assumptions used to value warrants during the nine months ended September 30, 2023 are as follows:

Expected price volatility	88.01%
Risk-free interest rate	3.51%
Weighted average fair values	$0.703
Weighted average expected life in years	5 years
Dividend yield	-

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Earnings Per Share

During the nine months ended September 30, 2023 and 2022, outstanding stock options and warrants of 2,215,001 and 750,000, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

During the three months ended September 30, 2023 and 2022, outstanding stock options, and warrants of 1,235,001 and 750,000, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

On August 17, 2023, Mr. Aminov received a $0.12 million cash bonus net of federal, state, local and income taxes related to the successful completion of the IPO.

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

On August 17, 2023, Ms. Yanez received a $0.05 million cash bonus net of federal, state, local and income taxes related to the successful completion of the IPO.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On August 17, 2023, Dr. Chapman received a $0.05 million cash bonus net of federal, state, local and income taxes related to the successful completion of the IPO.

On August 28, 2023, the Company amended Dr. Chapman’s employment agreement to indicate that he works part-time on an as needed basis for the Corporation, rather than fifty percent (50%) of the time, effective August 1st, 2023.

On October 13, 2023, the Company amended Dr. Chapman’s employment agreement to reflect a temporary reduction in his compensation from $0.15 million per year to $0.05 million per year, to extend for a period of 90 days. After the 90-day period, Dr. Chapman’s compensation shall be reinstated to the amount in his employment agreement of $0.15 million per year.

Christos Nicholoudis

On April 28, 2023, the Company entered into an employment agreement with Christos Nicholoudis pursuant to which Mr. Nicholoudis serves as the Company’s General Counsel. Mr. Nicholoudis’ employment agreement provides that Mr. Nicholoudis will devote 50% of his full business time and effort to the business and affairs of the company, and it further provides that such employment will be on an at-will basis and can be terminated by either Mr. Nicholoudis or the company at any time and for any reason. Under the agreement, Mr. Nicholoudis will receive an initial base salary of $0.075 million per year. In the event that Mr. Nicholoudis employment is terminated by the company without “Cause” or is terminated by Mr. Nicholoudis for “Good Reason”, Mr. Nicholoudis will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Mr. Nicholoudis executing and delivering a customary general release in favor of the company).

On August 17, 2023, Mr. Nicholoudis received a $0.025 million cash bonus net of federal, state, local and income taxes related to the successful completion of the IPO.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

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

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a program and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as a public company.

Critical Accounting Estimates

See Note 1 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Research and Development Expenses. During the three months ended September 30, 2023, we incurred $1.0 million in research and development expenses, which were primarily related to initial payments for pre-clinical research projects. We incurred $0.7 million in research and development expenses during the three months ended September 30, 2022, relating to initial payment for toxicology study costs. Research and development expenses include pre-clinical, toxicology and consultant expenses.

General and Administrative Expenses. We incurred $1.9 million and $0.7 million in general and administrative expenses during the three months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The increase is primarily due to an increase in stock-based compensation, debt issuance costs, and compensation related to the IPO efforts of the executive team.

Related Party Travel Costs. We incurred $0.2 million in related party travel costs during the three months ended September 30, 2022. There was no such expense incurred during the same period ended September 30, 2023. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest expense. We incurred $0.43 million net in interest expense and interest income during the three months ended September 30, 2023 and $0.002 million interest expense during the three months September 30, 2022, respectively. Interest expense during 2023 included $0.44 million of debt issuance costs and $0.02 million of interest income. The remaining 2023 and 2022 interest expense consists of accrued interest on a related party line of credit.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Research and Development Expenses. During the nine months ended September 30, 2023, we incurred $1.2 million in research and development expenses which were primarily related to initial payments for pre-clinical research projects. Additionally, we received approximately $0.4 million in credits for work not performed on prior year projects of which were posted against open invoices in the current period. We incurred $1.5 million in research and development expenses during the nine months ended September 30, 2022, relating to initial payments for several toxicology projects. Research and development expenses include pre-clinical, toxicology and consultant expenses.

General and Administrative Expenses. We incurred general and administrative expenses of $3.5 million and $2.9 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expenses consists of payroll, consulting fees, IT-related costs, legal and accounting costs, office and rent expenses, investor relations and stock-based compensation expenses. The increase is due primarily to an increase in stock-based compensation, debt issuance costs, and compensation related to the IPO efforts of the executive team.

Related Party Travel Costs. We incurred $0.5 million and $1.3 million in related party travel costs during the nine months ended September 30, 2023 and September 30, 2022, respectively. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest expense. We incurred $0.72 million net in interest expense and interest income during the nine months ended September 30, 2023 and $0.008 million September 30, 2022, respectively. Interest expense during 2023 included $0.73 million of debt issuance costs and $0.02 million of interest income. The remaining 2023 and 2022 interest expense consists of accrued interest on a related party line of credit.

Liquidity and Capital Resources

Sources of Liquidity

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

On July 20, 2023, we entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had agreed to convert, upon the completion of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of our common stock at a conversion price equal to our IPO price, which resulted in the issuance of 157,170 shares to the Bay Shore Trust upon the completion of the IPO (the “Bay Shore Trust Conversion Agreement”). On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The company also paid accrued interest of $0.03 million. As of the date of this report, the remaining amount of $0.01 million of accrued interest remains payable.

In August 2023, the Company completed its IPO of common stock selling 1,275,000 shares at an offering price of $7.00 per share, resulting in gross proceeds of $8.9 million. Net proceeds received after underwriting fees and offering expenses were $8.1 million. Management believes that current cash and the proceeds of the August 2023 IPO are sufficient to fund operations until approximately Q1 2025. Additional financing will be needed by the Company to fund its operations after such date to complete clinical developments and to commercially develop its product candidate.

The proceeds from the IPO allowed the Company to pay off the outstanding balance of the Bay Shore Trust loan of $1.0 million, as well as the accrued interest of $0.03 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $3.5 million for the nine months ended September 30, 2023 and an accumulated deficit of approximately $15.5 million as of September 30, 2023. As of September 30, 2023, we had cash and cash equivalents of approximately $5.9 million and working capital of $8.1 million. We currently expect that our cash and cash equivalents be sufficient to fund our operations, development plans, and capital expenditures through at least the fourth quarter of 2024.

We did not have any material non-cancellable contractual obligations as of September 30, 2023.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,497,388)	$(4,629,323)
Financing activities	9,014,740	2,007,186
Net change in cash	$5,517,352	$(2,622,137)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expense, amortization of debt issuance costs and changes in components of accounts payable and accrued liabilities.

For the nine months ended September 30, 2023, operating activities used $3.5 million of cash, primarily due to a net loss of $6.2 million, a $0.4 million change in accounts payable, accrued and prepaid expenses, offset by $2.3 million in stock-based compensation expense and $0.7 million in amortization of debt issuance costs. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

For the nine months ended September 30, 2022, operating activities used $4.6 million of cash, primarily due to a net loss of $5.7 million, a $0.07 million change in accounts payable, accrued and prepaid expenses, offset by $1.1 million in stock-based compensation expense. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2023, financing activities provided $9.0 million of cash, resulting primarily from $7.7 million in proceeds from sale of common stock, less offering costs, $1.4 million of issuance of common stock for conversion of debt and issuance of common stock in lieu of investor relation fees, and offset by $0.1 million of repayments under related party line of credit.

For the nine months ended September 30, 2022, financing activities provided $2.0 million of cash, resulting primarily from $2.6 million in proceeds from sale of common stock, less offering costs, offset by $0.1 million of repayments under related party line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information under this item per Item 305(e) of Regulation S-K.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, information under this “Item 1A. Risk Factors” is not required to be presented.

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

We received gross proceeds from our IPO of approximately $8.93 million, and net proceeds of approximately $7.61 million, after deducting approximately $1.32 million in underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form S-1 filed June 29, 2023).

3.2	Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form S-1/A filed July 14, 2023).

4.1	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).

4.2	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.1	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 31, 2023).

10.2	Amendment to Employment Agreement, dated August 28, 2023, between MIRA Pharmaceuticals and Dr. Chris Chapman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.3	Conversion Agreement, dated July 20, 2023, between MIRA Pharmaceuticals, Inc. and the Bay Shore Trust. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form S-1/A filed July 21, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: November 13, 2023	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

