Form 10-Q
period 2024-06-30
MIRA PHARMACEUTICALS, INC.
filed 2024-08-13
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(786) 432-9792

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MIRA	The Nasdaq Capital Market

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

As of August 13, 2024 , there were 14,780,885 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets:
Cash	$2,823,781	$4,602,566
Other receivables	-	11,862
Prepaid expenses	108,622	243,802
Total current assets	2,932,403	4,858,230

Operating lease, right of use assets	-	5,061
Due from related parties	83,175	69,152
Total assets	$3,015,578	$4,932,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued liabilities	$782,140	$538,564
Related party accrued interest	14,472	14,472
Current portion of operating lease liabilities	-	5,061
Total current liabilities	796,612	558,097

Total liabilities	796,612	558,097

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 14,780,885 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	1,478	1,478
Additional paid-in capital	26,911,646	25,657,930
Accumulated deficit	(24,694,158)	(21,285,062)
Total stockholders’ equity (deficit)	2,218,966	4,374,346
Total liabilities and stockholders’ equity (deficit)	$3,015,578	$4,932,443

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	1,116,260	1,071,239	2,122,170	1,685,475
Related party travel costs	-	-	-	453,550
Research and development expenses	614,462	(101,019)	1,376,738	170,587
Total operating costs	1,730,722	970,220	3,498,908	2,309,612

Interest income (expense), net	39,397	(295,887)	89,812	(297,540)
Net loss attributable to common stockholders	$(1,691,325)	$(1,266,107)	$(3,409,096)	$(2,607,152)
Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.23)	$(0.20)
Weighted average common stock shares outstanding	14,780,885	13,313,000	14,780,885	13,313,000

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, March 31, 2024	14,780,885	1,478	$26,158,140	$(23,002,833)	$3,156,785
Payment of Short Swing Disgorgement by Bay Shore Trust	-	-	148,703	-	148,703
Stock-based compensation	-	-	604,803	-	604,803
Net loss	-	-	-	(1,691,325)	(1,691,325)
Balances, June 30, 2024	14,780,885	1,478	26,911,646	(24,694,158)	2,218,966

Balances, March 31, 2023	13,313,000	$6,657	$8,847,630	$(10,643,761)	$(1,789,474

Stock-based compensation	-	-	737,200	-	737,200
Issuance of warrants	-	-	3,515,000	-	3,515,000
Net loss	-	-	-	(1,266,107)	(1,266,107)
Balances, June 30, 2023	13,313,000	$6,657	$13,099,830	$(11,909,868)	$1,196,619

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, January 1, 2024	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346
Payment of Short Swing Disgorgement by Bay Shore Trust	-	-	$148,703	-	148,703
Stock-based compensation	-	-	$1,105,013	-	1,105,013
Net loss	-	-	-	$(3,409,096)	(3,409,096)
Balances, June 30, 2024	14,780,885	1,478	26,911,646	$(24,694,158)	$2,218,966

Balances, January 1, 2023	13,313,000	$6,657	$8,699,830	$(9,302,719)	$(596,232)
Stock-based compensation	-	-	737,200	-	737,200
Sale of common stock, net	-	-	147,800	-	147,800
Issuance of warrants	-	-	3,515,000	-	3,515,000
Net loss	-	-	-	(2,607,152)	(2,607,152)
Balances, June 30, 2023	13,313,000	$6,657	$13,099,830	$(11,909,868)	$1,196,619

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from Operating activities
Net loss	$(3,409,096)	$(2,607,152)
Adjustments to reconcile net loss to net cash from operations
Interest expense	-	4,623
Amortization of debt issuance costs		292,917
Stock-based compensation expense	1,105,013	885,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	243,576	(268,983)
Prepaid expenses	135,180	(42,524)
Other receivables	11,862	-
Net cash flows used in operating activities	(1,913,465)	(1,736,119)

Financing activities:
Advances (to) from affiliates	(14,023)	1,752,971
Deferred offering costs	-	(209,945)
Repayments under related party line of credit	-	(133,062)
Bayshore Trust short-swing disgorgement	148,703	-
Net cash flows provided (used) by financing activities	$134,680	$1,409,964

Net change in cash	$(1,778,785)	$(326,155)
Cash, beginning of year	4,602,566	350,978
Cash, end of period	$2,823,781	$24,823

See notes to condensed financial statements

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc., a Florida corporation (“we,” “us,” “our,” “MIRA,” or the “Company”), is a pre-clinical-stage pharmaceutical development company with two neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. The Company holds exclusive license rights in the U.S., Canada and Mexico for Ketamir-2, a novel, patent pending oral ketamine analog under pre-clinical investigation to potentially deliver ultra-rapid antidepressant effects, providing hope for individuals battling treatment-resistant depression (“TRD”), major depressive disorder with suicidal ideation (“MDSI”), and potentially post-traumatic stress disorder (“PTSD”).

Additionally, the Company’s novel oral pharmaceutical marijuana, MIRA-55, is currently under investigation for its potential to alleviate neuropathic pain, as well as anxiety and cognitive decline, symptoms often associated with early-stage dementia. MIRA-55, if approved by the U.S. Food and Drug Administration (“FDA”), could mark a significant advancement in addressing various neuropsychiatric, inflammatory, and neurologic diseases and disorders.

The U.S. Drug Enforcement Administration’s (“DEA”) scientific reviews of both Ketamir-2 and MIRA-55 concluded that they would not be considered a controlled substance or listed chemical under the Controlled Substances Act (“CSA”) and its governing regulations.

The Company is incorporated under the laws of the State of Florida in September 2020 and commenced substantive operations, including our pharmaceutical development program, in late 2020. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.0001 per share, is referred to as the “Preferred Stock”.

Operating updates

In early February 2024, the Company made a significant discovery during the manufacturing and scale-up process of its patented molecule known as “MIRA1a,” which the Company believed was the molecule used in its pre-clinical trials and had been synthesized by a contract manufacturer. Through this process, the Company identified a novel and improved version of the molecule, which the Company calls MIRA-55.

As part of the Company’s due diligence and subsequent testing, which began in late 2023, the Company discovered that the pre-clinical studies the Company conducted, previously attributed to MIRA1a, were in fact performed on MIRA-55. Following this revelation, in early March 2024, the Company promptly filed a provisional patent for MIRA-55, which encompasses all pre-clinical studies. If such patent is issued, the Company will own the patent rights to both MIRA1a and MIRA-55.

Moreover, based on the Company’s pre-clinical analyses to date, the Company believes that MIRA-55 is an improvement over MIRA1a in that it displays enhanced potency and potential for efficacy.

Based on the Company’s discoveries and pre-clinical studies to date, the Company has decided to advance MIRA-55 as its lead compound for the Company’s oral pharmaceutical marijuana drug candidate while still retaining its rights to MIRA1a. As such, the Company’s decided not to move MIRA1a forward.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2023 Annual Report.

Note 2. Liquidity and capital resources:

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2024, the Company had cash of approximately $2.8 million. The Company used approximately $1.9 million of cash in operations during the six months ended June 30, 2024.

Historically, the Company has been primarily engaged in developing MIRA-55 and, more recently, has also been focusing on the development of Ketamir-2. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future pre-clinical and clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company financed its operations through the sale of Common Stock, and related party financings. Additional sources of financing are being sought by the Company, which are described below. The Company expects to be able to fund operations through the fourth quarter of 2024, with available borrowings from the related-party loan described in Note 4 below. Additional financing will be needed by the Company to fund its operations after such date to continue and complete pre-clinical and clinical development activities and to commercially develop and ultimately launch its product candidates. However, and particularly given the early-stage nature of the Company and the significant time and capital required to implement the Company’s business plan, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

Note 4. Debt, related party:

On November 15, 2023, the Company entered into a Promissory Note and Loan Agreement (the “Loan Agreement”) with MIRALOGX.

Pursuant to the Loan Agreement, the Company may borrow up to $3.0 million from MIRALOGX to fund the development of licensed products under the License Agreement (the “Loan”).

Together with any Advance Request, the Company shall deliver to the Lender a budget for the requested Advance (the “Budget”). The Budget may only include costs directly associated with preparing an Investigational New Drug (“IND”) application for Ketamir-2, exclusive of personnel costs. Any Advances made by MIRALOGX to the Company pursuant to this Loan may be repaid by the Company (together with any and all interest accrued thereon) at any time without penalty or premium in accordance with the terms hereof. Amounts repaid under the Loan may not be reborrowed

The Loan Agreement has a one-year term, and all outstanding principal and accrued but unpaid interest must be repaid in full on November 15, 2024. Interest on the amounts borrowed under the Loan Agreement accrues at an annual fixed rate of 8%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time without a prepayment fee. The Company has not borrowed any funds from the MIRALOGX loan as of June 30, 2024.

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

On July 20, 2023, the Company entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had converted, at the time of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of Common Stock at a conversion price equal to the price of the Common Stock sold to the public in the IPO, which resulted in the issuance of 157,170 shares of Common Stock to Bay Shore Trust. On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The Company also paid accrued interest of $0.03 million. There is a remaining amount of $0.01 million in accrued interest due to Bay Shore Trust as of June 30, 2024.

Note 5. Related party transactions:

Due from related parties – During the six months ended June 30, 2024, the Company paid payables on behalf of a related party in the amount of $0.024 million.

Shared management- Historically, the Company has shared management with related parties on an as-needed basis, to collaborate and pool resources efficiently. For the six months ended June 30, 2024, the Company incurred $0.010 million in costs related to this arrangement which is recorded in general and administrative expenses.

Shared lease costs- On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs with MIRALOGX, LLC, (the “Shared Agreement”) who is a related party for the jet usage. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its monthly use of shared aircraft toward rent payments. However, the Company has not used the aircraft after the termination of the lease on March 31, 2023 and there are no minimum payments due without usage

License agreement - See Note 3.

Debt, related party - See Note 4.

Stock settlement agreement - See Note 7

Note 6. Leases:

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2021 and ended April 2024. The lease was not renewed after April 2024.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

The components of lease expense were as follows:

	Six months ended June 30,
Lease Costs	2024	2023
Operating Lease Cost
Operating Lease	$5,092	$192,409
Variable Lease Costs	-	309,872
Total Lease Cost	$5,092	$502,281

Supplemental cash flow information related to leases were as follows:

	Six months ended June 30,
Other Lease Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,092	$500,788

Note 7. Stockholders’ equity:

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

During the six months ended June 30, 2024, a total of 1,154,000 options to purchase Common Stock, with an aggregate fair market value of approximately $1.1 million were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. The options have a term of 10 years from the grant date. These option vest over various terms ranging from immediate vesting upon grant to the one year anniversary of the grant date.

The following is option activity during the six months ended June 30, 2024.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2024	1,215,001	$5.29
Options granted	1,154,000	$1.07
Forfeitures	(426,667)	$5.00
Outstanding as June 30, 2024	1,942,334	$2.84	$-

The estimated fair value of stock options on date of grant was $1.1 million. As of June 30, 2024, options exercisable totaled 1,387,891. There are approximately $0.9 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2025.

Key assumptions used to value stock options during the six months ended June 30, 2024, are as follows:

Expected volatility	77.7%-152.45%
Risk-free interest rate	4.06%-4.24%
Exercise price	$0.71 - $1.57
Expected term (in years)	5-6 years
Dividend yield	-

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

As of June 30, 2024, a cumulative total of 1,763,570 warrants, with exercise prices ranging from $2.00 to $7.00 remain exercisable and outstanding. There were no warrants granted or exercised during the six months ended June 30, 2024.

Earnings Per Share

During the three months and six months ended June 30, 2024 and 2023, outstanding stock options and warrants of 3,705,904 and 1,980,001, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Stock Settlement Agreement

On April 24, 2024 the Company settled a claim submitted by certain shareholders under Section 16 of the Securities Exchange Act involving the Company that claimed illegal profits were earned on stock transactions involving insiders of the Company. After investigation, the Company informed the insider, Bayshore Trust, of the claim and came to agreement with the shareholders, whereby requiring the disgorgement of profits by the insider back to the Company in the amount of $148,703, which was recorded in additional paid in capital in the accompanying financial statements.

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

Any forward-looking statement that we make in this Report speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Report

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The DEA’s scientific review of Ketamir-2 and MIRA-55 concluded that both would not be considered a controlled substance or listed chemical under the CSA and its governing regulations.

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

Results of Operations

For the three months ended June 30, 2024 compared to the three months ended June 30, 2024

Research and Development Expenses. During the three months ended June 30, 2024, we incurred $0.6 million in research and development expenses, which were primarily related to initial payments for pre-clinical research projects for Ketamir. We incurred $0.3 million in research and development expenses during the three months ended June 30, 2023, which were offset by $0.4 million in research and development credits. The credits were primarily related to toxicology expenses for projects and milestones that were not performed by our vendors.

General and Administrative Expenses. We incurred $1.1 million and $1.0 million in general and administrative expenses during the three months ended June 30, 2024 and June 30, 2023, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The decrease is due primarily to a decrease in stock-based compensation expense in 2023.

Interest income (expense). We earned $0.04 million in interest income related to money market accounts in the three months ended June 30, 2024 and incurred $0.3 million in interest expense during the three months ended June 30, 2023. Interest expense during 2023 included $0.29 of debt issuance costs.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and Development Expenses. During the six months ended June 30, 2024, we incurred $1.4 million in research and development expenses, which were primarily related to the initial payments for pre-clinical research projects for Ketamir. We incurred $0.6 million in research and development expenses during the six months ended June 30, 2023, which were offset by $0.4M in research and development credits. The credits were primarily related to toxicology expenses for projects and milestones that were not performed by our vendors.

General and Administrative Expenses. We incurred general and administrative expenses of $2.1 million and $1.7 million during the six months ended June 30, 2024 and June 30, 2023, respectively. General and administrative expenses consists of payroll, consulting fees, IT-related costs, legal and accounting costs, office and rent expenses, investor relations and stock-based compensation expenses. The increase is primarily related to stock compensation expense

Related Party Travel Costs. We incurred $0.0 million and $0.5 million in related party travel costs during the six months ended June 30, 2024 and June 30, 2023, respectively. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest income (expense). We recognized $0.09 million in interest income from money market accounts and $0.3 million in interest expense during the six months ended June 30, 2024 and June 30, 2023, respectively. Interest expense during 2023 included $0.3 of debt issuance costs.

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

Historically, we have been primarily engaged in developing MIRA-55 and, more recently, have also been focusing on the development of Ketamir-2. During these activities, we have sustained substantial losses. Our ability to fund ongoing operations and future pre-clinical and clinical trials required for FDA approval is dependent on our ability to obtain significant additional external funding in the near term. We expect to be able to fund operations through the fourth quarter of 2024, with available borrowings from the related-party loan described in Note 5 in the accompanying financial statements. We will require additional financing and equity raises to fund our operations, to continue and complete pre-clinical and clinical development activities and to commercially develop and ultimately launch our product candidates. However, and particularly given our early-stage nature and the significant time and capital required to implement our business plan, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

On August 12, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of any such offering

We expect to continue to generate losses in the foreseeable future. Our liquidity needs will be determined largely by the budgeted operational expenditure incurred in regard to the progression of our product candidates. We do not have sufficient cash and cash equivalents as of the date of filing this Report to support our operations for at least the 12 months. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date the financial statements included in this Report are issued.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six months Ended June 30,
	2024	2023
Net cash flows from:
Operating activities	$(1,913,465)	$(1,736,119)
Financing activities	134,690	1,409,964
Net change in cash	$(1,788,785)	$(326,155)

Net Cash Flows from Operating Activities

For the six months ended June 30, 2024, operating activities used $1.9 million of cash, primarily due to a net loss of $3.4 million, offset by $1.1 million in stock-based compensation expense and $0.3 million in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses were primarily composed of research and development payables, consultant costs, and insurance costs.

For the six months ended June 30, 2023, operating activities used $1.7 million of cash, primarily due to a net loss of $2.6 million and $0.2 million change in accounts payable, offset by $0.3 million in debt issuance cost and accrued expenses and $0.9 million in stock-based compensation expense. Accounts payable, accrued and prepaid expenses were primarily composed of research and development payables, consultant costs, insurance costs and legal expenses.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2024, financing activities used $0.1 million of cash, resulting from $0.02 million in advances to affiliates.

For the six months ended June 30, 2023, financing activities provided $1.4 million of cash, resulting primarily from $1.7 million in advances from affiliate, offset by $0.1 million of repayments under related party line of credit, offset by $0.2 million paid in deferred offering costs.

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

During 2024, the Company has designed and implemented new and enhanced controls to strengthen the Company’s internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements will be sufficient to remediate previously identified material weaknesses. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the Company’s disclosure controls and procedures were effective. Accordingly, based on this assessment , the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2024

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above.

Limitations on the Effectiveness of Internal Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met. The Company plans to remediate the ineffectiveness of its disclosure controls and procedures through implementation of additional levels of review and personnel with increased technical accounting expertise.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

We expect to rely on third parties to conduct our pre-clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements or our pre-clinical protocols.

We currently rely on CROs to conduct our pre-clinical trials, as we currently do not plan to independently conduct pre-clinical trials of any of our product candidates. Our agreements with these CROs, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing pre-clinical trial, we might experience delays in our pre-clinical development activities.

Our reliance on CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities for how these activities are performed. Moreover, the FDA requires compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of pre-clinical trials to assure that data and reported results are credible and accurate. Further, these CROs may have relationships with other entities, some of which may be our peers or competitors. If the CROs with whom we work do not successfully carry out their contractual duties, or meet expected deadlines, for any reason, we may be delayed in filing our IND with our product candidates. Our failure or the failure of these third parties to comply with applicable regulatory requirements could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state laws, regulations and security laws.

We also currently rely on certain foreign or foreign-owned third-party vendors to conduct certain pre-clinical trials of our product candidates. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, such as the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, or delay our pre-clinical trials, which could adversely affect our financial condition and business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

1.1	At The Market Agreement, dated August 12, 2024, by and between MIRA Pharmaceuticals, Inc. and Rodman & Renshaw LLC. (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed on August 12, 2024)

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form S-1 filed June 29, 2023).

3.2	Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form S-1/A filed July 14, 2023).

4.1	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).

4.2	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.1	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.2	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 31, 2023).

10.3	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Michelle Yanez. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.4	Employment Agreement, dated April 28, 2023 between MIRA Pharmaceuticals, Inc. and Chris Chapman. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.5	Amendment to Employment Agreement, dated August 28, 2023, between MIRA Pharmaceuticals and Dr. Chris Chapman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.6	Promissory Note and Loan Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.7	Registration Rights Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form S-1 filed June 29, 2023).

10.8	Agreement for Shared Lease Costs, dated April 1, 2023, between MIRA Pharmaceuticals, Inc., Telomir Pharmaceuticals, Inc., and MIRALOGX LLC. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form S-1/A filed July 14, 2023).

10.9

Conversion Agreement, dated July 20, 2023, between MIRA Pharmaceuticals, Inc. and the Bay Shore Trust. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form S-1/A filed July 21, 2023).

10.10	Amendment to Employment Agreement, dated May 28, 2024, between MIRA Pharmaceuticals and Erez Aminov

10.11	Amendment to Employment Agreement, dated June 26, 2024, between MIRA Pharmaceuticals and Michelle Yanez (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on June 28, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: August 13, 2024	By:	/s/ Erez Aminov
Erez Aminov
Chairmain & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

