Form 10-Q/A
period 2024-06-30
MIRA PHARMACEUTICALS, INC.
filed 2024-08-16
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MIRA Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2024, as filed with the U.S. Securities and Exchange Commission on August 13, 2024, to provide additional disclosure about its operations.

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

Historically, the Company has been primarily engaged in developing MIRA-55 and, more recently, has also been focusing on the development of Ketamir-2. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future pre-clinical and clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company financed its operations through the sale of Common Stock, and related party financings. Additional sources of financing are being sought by the Company, including, but not limited to, sales of Common Stock. The Company expects to be able to fund operations through the fourth quarter of 2024, with available borrowings from the related-party loan described in Note 4 below. Additional financing will be needed by the Company to fund its operations after such date to continue and complete pre-clinical and clinical development activities and to commercially develop and ultimately launch its product candidates. However, and particularly given the early-stage nature of the Company and the significant time and capital required to implement the Company’s business plan, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

Interest income (expense). We earned $0.04 million in interest income related to money market accounts in the three months ended June 30, 2024 and incurred $0.3 million in interest expense during the three months ended June 30, 2023. Interest expense during 2023 included $0.3 million of debt issuance costs.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and Development Expenses. During the six months ended June 30, 2024, we incurred $1.4 million in research and development expenses, which were primarily related to the initial payments for pre-clinical research projects for Ketamir. We incurred $0.6 million in research and development expenses during the six months ended June 30, 2023, which were offset by $0.4 million in research and development credits. The credits were primarily related to toxicology expenses for projects and milestones that were not performed by our vendors.

General and Administrative Expenses. We incurred general and administrative expenses of $2.1 million and $1.7 million during the six months ended June 30, 2024 and June 30, 2023, respectively. General and administrative expenses consists of payroll, consulting fees, IT-related costs, legal and accounting costs, office and rent expenses, investor relations and stock-based compensation expenses. The increase is primarily related to stock compensation expense.

Related Party Travel Costs. We incurred $0.0 million and $0.5 million in related party travel costs during the six months ended June 30, 2024 and June 30, 2023, respectively. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The decrease in related party travel costs is due to the termination of the lease in March 2023.

Interest income (expense). We recognized $0.09 million in interest income from money market accounts and $0.3 million in interest expense during the six months ended June 30, 2024 and June 30, 2023, respectively. Interest expense during 2023 included $0.3 million of debt issuance costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

ATM Agreement

On August 12, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “Manager”), under which the Company may offer and sell shares of its common stock, par value $0.0001 per share (the “common stock”), having an aggregate offering price of up to $19,268,571, from time to time through the Manager, as the Company’s sales agent. Sales of shares of the Company’s common stock through the Manager, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the Company’s common stock. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market LLC to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay the Manager a commission of up to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through the Manager under the ATM Agreement. The Company also provided the Manager with customary indemnification and contribution rights.

The Company is not obligated sell any shares of its common stock under the ATM Agreement. The offering of shares of the Company’s common stock under the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock pursuant to the prospectus related to the offering of the shares of common stock pursuant to the ATM Agreement filed with the Registration Statement (as defined below) or (ii) termination of the ATM Agreement by the Company or the Manager pursuant to the terms therein.

The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the full text of the ATM Agreement, a copy of which is filed as an exhibit to this report and is incorporated herein by reference. A copy of the legal opinion of Pearl Cohen Zedek Latzer Baratz LLP, relating to the legality of the shares of common stock that may be issued pursuant to the ATM Agreement was filed as Exhibit 5.1 to the Company’s registration statement on Form S-3 (File No. 333-281467), initially filed with the Securities and Exchange Commission on August 12, 2024 (the “Registration Statement”).

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

MIRA PHARMACEUTICALS, INC.

Date: August 16, 2024	By:	/s/ Erez Aminov
Erez Aminov
Chairmain & Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

