Form 10-Q
period 2024-09-30
MIRA PHARMACEUTICALS, INC.
filed 2024-11-12
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 16,560,852 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$4,144,560	4,602,566
Other receivables	-	11,862
Prepaid expenses	86,572	243,802
Total current assets	4,231,132	4,858,230

Operating lease, right of use assets	-	5,061
Due from related party	35,439	69,152
Total assets	$4,266,571	$4,932,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$692,833	538,564
Related party accrued interest	-	14,472
Current portion of operating lease liabilities	-	5,061
Total current liabilities	692,833	558,097

Total liabilities	692,833	558,097

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,266,148 and 14,780,885 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	1,627	1,478
Additional paid-in capital	30,310,136	25,657,930
Accumulated deficit	(26,738,025)	(21,285,062)
Total stockholders’ equity	3,573,738	4,374,346
Total liabilities and stockholders’ equity	$4,266,571	$4,932,443

See notes to condensed financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	1,014,223	2,144,832	3,136,393	3,830,303
Related party travel costs	-	-	-	453,550
Research and development expenses	1,067,396	1,015,252	2,444,134	1,185,839
Total operating costs	2,081,619	3,160,084	5,580,527	5,469,692

Interest income(expense), net	37,752	(427,732)	127,564	(725,273
Net loss attributable to common stockholders	$(2,043,867)	$(3,587,816)	$(5,452,963)	$(6,194,965)
Basic and diluted loss per share	$(0.14)	$(0.26)	$(0.36)	$(0.45)
Weighted average common stock shares outstanding	15,071,915	13,639,197	15,071,915	13,639,197

See notes to condensed financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	14,780,885	1,478	26,911,646	(24,694,158)	2,218,966
Issuance of common stock, ATM	1,485,263	149	3,129,476	-	3,129,626
Stock- based compensation	-	-	269,014	-	269,014
Net loss	-	-		(2,043,867)	(2,043,867)
Balances, September 30, 2024	16,266,148	$1,627	$30,310,136	(26,738,025)	$3,573,738

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	13,313,000	$1,331	$13,099,830	$(11,909,868)	$1,196,619
Stock-based compensation	-	-	1,452,133	-	1,452,133
Issuance of common stock, IPO	1,275,000	128	7,704,152	-	7,704,279
Issuance of common stock, debt conversion	157,170	16	1,100,080	-	1,100,096
Issuance of common stock	35,715	4	249,996	-	250,000
Net loss	-	-	-	(3,587,816)	(3,587,816)
Balances, September 30, 2023	14,780,885	$1,478	$23,606,191	$(15,497,684)	$8,115,311

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2024	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346
Issuance of common stock, ATM	1,485,263	149	3,129,476	-	3,129,625
Payment of Short Swing Disgorgement by Bay Shore Trust	-	-	148,703	-	148,703
Stock-based compensation	-	-	1,374,027	-	1,374,027
Net loss	-	-	-	(5,452,963)	(5,452,963)
Balances, September 30, 2024	16,266,148	1,627	30,310,136	$(26,738,025)	$3,573,738

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2023	13,313,000	$1,331	$8,699,830	$(9,302,722)	$(596,232)
Stock-based compensation	-	-	$2,337,133	$-	2,337,133
Issuance of common stock. IPO	1,275,000	128	7,704,152	-	7,704,279
Issuance of common stock, debt conversion	157,170	16	1,100,080	-	1,100,096
Issuance of common stock	35,715	4	249,996	-	250,000
Issuance of warrants	-	-	3,515,000	-	3,515,000
Net loss	-	-	-	(6,194,965)	(6,194,965)
Balances, September 30, 2023	14,780,885	$1,478	$23,606,191	$(15,497,684)	$8,115,311

See notes to condensed financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from Operating activities
Net loss	$(5,452,963)	$(6,194,965)
Adjustments to reconcile net loss to net cash from operations
Interest expense, net	-	(20,515)
Amortization of debt issuance costs	-	732,292
Stock-based compensation expense	1,374,024	2,337,133
Change in operating assets and liabilities:
Other receivables	11,862	-
Accounts payable and accrued expenses	154,270	(148,516)
Prepaid expenses	157,231	(202,817)
Net cash flows from operating activities	(3,755,576)	(3,497,388)

Financing activities:
Advances from (to) affiliates	33,713	(50,000)
Deferred offering costs	-	143,427
Repayments under related party line of credit	(14,472)	(133,062)
Proceeds from sale of common stock, less offering costs	3,129,626	7,704,279
Issuance of common stock conversion of debt	-	1,100,096
Issuance of common stock in lieu of fees	-	250,000
Bayshore Trust short-swing disgorgement	148,703	-
Net cash flows provided by financing activities	3,297,570	9,014,740

Net change in cash	(458,006)	5,517,352
Cash, beginning of year	4,602,566	350,978
Cash, end of period	$4,144,560	$5,868,330
Cash paid for interest	-	-

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (“MIRA,” or the “Company”), is a pre-clinical-stage pharmaceutical development company with two neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. The Company holds exclusive license rights in the U.S., Canada and Mexico for Ketamir-2, a novel, patent pending oral ketamine analog under pre-clinical investigation to potentially deliver ultra-rapid antidepressant effects, providing hope for individuals battling neuropathic pain (“NP”), treatment-resistant depression (“TRD”), major depressive disorder with suicidal ideation (“MDSI”), and potentially post-traumatic stress disorder (“PTSD”).

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

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.0001 per share, is referred to as the “Preferred Stock.”

Basis of Accounting

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods

Operating Updates

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

Based on the Company’s discoveries and pre-clinical studies to date, the Company has decided to advance MIRA-55 as its lead compound for the Company’s oral pharmaceutical marijuana drug candidate while still retaining its rights to MIRA1a. As such, the Company has decided not to move MIRA1a forward.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2023 Annual Report.

Note 2. Liquidity and capital resources:

In accordance with Accounting Standards Codification 205-40, Going Concern, The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2024, the Company had cash of approximately $4.1 million, and has used approximately $3.8 million of cash in operations during the nine months ended September 30, 2024.

Historically, the Company has been primarily engaged in developing MIRA-55 and, more recently, has also been focusing on the development of Ketamir-2. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future pre-clinical and clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company financed its operations through the sale of Common Stock, and related party financings. The Company maintains an effective shelf registration statement with the SEC for the issuance of shares of common stock under various types of equity offerings, including shares of common stock under our ATM equity program (Note 6). The Company expects to be able to fund operations through the fourth quarter of 2025, with the cash on hand. However, the Company has the ability to issue common stock under its shelf registration statement to assist in liquidity needs.

The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regard to the progression of its product candidates. The Company does not have sufficient cash and cash equivalents as of the date of filing this Report to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the accompanying financial statements are issued..

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Note 3. Debt, related party:

MIRALOGX

On November 15, 2023, the Company entered into a Promissory Note and Loan Agreement (the “Loan Agreement”) with MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) which is a related-party owned by Bay Shore Trust, a significant stockholder of the Company (“Bay Shore Trust”).

Pursuant to the Loan Agreement, the Company may borrow up to $3.0 million from MIRALOGX to fund the development of licensed products under the License Agreement (the “Loan”).

Together with any Advance Request, the Company shall deliver to the Lender a budget for the requested Advance (the “Budget”). The Budget may only include costs directly associated with preparing an Investigational New Drug (“IND”) application for Ketamir-2, exclusive of personnel costs. Any Advances made by MIRALOGX to the Company pursuant to this Loan may be repaid by the Company (together with any and all interest accrued thereon) at any time without penalty or premium in accordance with the terms hereof. Amounts repaid under the Loan may not be reborrowed

The Loan Agreement has a one-year term, and all outstanding principal and accrued but unpaid interest must be repaid in full on November 15, 2024. Interest on the amounts borrowed under the Loan Agreement accrues at an annual fixed rate of 8%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time without a prepayment fee. The Company has not borrowed any funds from the MIRALOGX loan as of September 30, 2024.

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

On July 20, 2023, the Company entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had converted, at the time of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of Common Stock at a conversion price equal to the price of the Common Stock sold to the public in the IPO, which resulted in the issuance of 157,170 shares of Common Stock to Bay Shore Trust. On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The Company also paid accrued interest of $0.03 million. The remaining amount of $0.01 million in accrued interest due to Bay Shore Trust has been settled as of September 30th, 2024.

Note 4. Related party transactions:

Due from related parties – During the nine months ended September 30, 2024, the Company received payment from a related party in the amount of $0.03 million for costs of shared management resources.

Shared management- Historically, the Company has shared management with related parties on an as-needed basis, to collaborate and pool resources efficiently. For the nine months ended September 30, 2024, the Company incurred $0.04 million in costs related to this arrangement which is recorded in general and administrative expenses. Further, as of September 30, 2024, the Company is no longer sharing management with related parties.

Shared lease costs- On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs with MIRALOGX, LLC, (the “Shared Agreement”) who is a related party for the jet usage. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its monthly use of shared aircraft toward rent payments. However, the Company has not used the aircraft after the termination of the lease on March 31, 2023 and there are no minimum payments due without usage.

Debt, related party - See Note 3.

Stock settlement agreement - See Note 6

Note 5. Leases:

The Company’s former corporate headquarters were located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2021 and ended April 2024. The lease was not renewed after April 2024. In April 2024, the company moved to a virtual office model and does not have a physical office space.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

The components of lease expense were as follows:

	Nine months ended September 30,
Lease Costs	2024	2023
Operating Lease Cost
Operating Lease	$5,092	$200,283
Variable Lease Costs	-	311,126
Total Lease Cost	$5,092	$511,409

Supplemental cash flow information related to leases were as follows:

	Nine months ended September 30,
Other Lease Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,092	$511,409

Note 6. Stockholders’ equity:

Common Stock Issuances

On August 12, 2024, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “Manager”), under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $19,268,571. On September 24, 2024, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $75 million. As of September 30, 2024, under the ATM Agreement, the Company has sold 1,485,263 shares of Common Stock at an average price per share of $1.61 and received net proceeds of approximately $3.1 million, after deducting commissions and other fees of $0.09 million.

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

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

During the nine months ended September 30, 2024, a total of 1,204,000 options to purchase Common Stock, with an aggregate fair market value of approximately $1.2 million were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. The options have exercise prices ranging from $0.71 to $1.57 and a term of 10 years from the grant date. These option vest over various terms ranging from immediate vesting upon grant to the one year anniversary of the grant date.

The following is option activity during the nine months ended September 30, 2024.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2024	1,215,001	$5.29
Options granted	1,204,000	$1.08
Forfeitures	(546,667)	$5.00
Outstanding as September 30, 2024	1,872,334	$2.67	$1,467,700

As of September 30, 2024, options exercisable totaled 1,350,391. There are approximately $0.5 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2025.

Key assumptions used to value stock options during the nine months ended September 30, 2024 are as follows:

Expected price volatility	77.7%-152.45%
Risk-free interest rate	3.49%-4.24%
Exercise price	$0.71 - $1.57
Expected term (in years)	5-6 years
Dividend yield	-

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. As of September 30, 2024, a cumulative total of 1,763,570 warrants, with exercise prices ranging from $2.00 to $7.00, and remain exercisable and outstanding. There were no warrants granted or exercised during the nine months ended September 30, 2024.

Earnings Per Share

During the three and nine months ended September 30, 2024 and September 30, 2023, outstanding stock options and warrants of 3,635,904 and 2,215,001 respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Stock Settlement Agreement

On April 24, 2024 the Company settled a claim submitted by certain shareholders under Section 16 of the Securities Exchange Act involving the Company that claimed illegal profits were earned on stock transactions involving insiders of the Company. After investigation, the Company informed the insider, Bayshore Trust, of the claim and came to agreement with the shareholders, whereby requiring the disgorgement of profits by the insider back to the Company in the amount of $148,703, which was recorded in additional paid in capital in the accompanying financial statement

Note 7. Subsequent Events:

The Company evaluates subsequent events until the date the accompanying unaudited condensed financial statements are issued. Significant subsequent events are described below:

ATM Offering

From October 1, 2024 through November 12, 2024, under the ATM Agreement, the Company sold and issued 294,704 shares of Common Stock at an average price per share of $1.84, and received net proceeds of approximately $0.5 million, after deducting commissions and other fees of $0.01 million. .

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

Background of the Company

We are a pre-clinical-stage pharmaceutical development company with two neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. We hold exclusive license rights in the U.S., Canada and Mexico for Ketamir-2, a novel, patent pending oral ketamine analog under pre-clinical investigation to potentially deliver ultra-rapid antidepressant effects, providing hope for individuals battling NP, TRD, MDSI and potentially PTSD.

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

The DEA’s scientific review of Ketamir-2 and MIRA-55 concluded that neither would be considered a controlled substance or listed chemical under the CSA and its governing regulations.

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

Results of Operations

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Research and Development Expenses. During the three months ended September 30, 2024, we incurred $1.1 million in research and development expenses, which were primarily related to initial payments for pre-clinical research projects. We incurred $1.0 million in research and development expenses during the three months ended September 30, 2023, relating to initial payment for toxicology study costs. Research and development expenses include pre-clinical, toxicology and consultant expenses.

General and Administrative Expenses. We incurred $1.0 million and $2.1 million in general and administrative expenses during the three months ended September 30, 2024 and September 30, 2023, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The decrease is primarily due to stock-based compensation, debt issuance costs, and compensation related to the IPO efforts of the executive team that occurred in 2023 and is not reoccurring.

Interest income (expense), net. We earned $0.04 million in interest income (expense), net during the three months ended September 30, 2024 and incurred $(0.43) million interest income (expense), net during the three months September 30, 2023, respectively. Interest income in during 2024 related primarily to money market account interest whereas interest expense during 2023 included $0.44 million of debt issuance costs and $0.02 million of interest income.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Research and Development Expenses. During the nine months ended September 30, 2024, we incurred $2.4 million in research and development expenses which were primarily related to initial payments for pre-clinical research projects. We incurred $1.2 million in research and development expenses during the nine months ended September 30, 2023, relating to initial payments for several toxicology projects. Research and development expenses include pre-clinical, toxicology and consultant expenses and we expect our 2024 costs to be consistent going forward.

General and Administrative Expenses. We incurred general and administrative expenses of $3.1 million and $3.8 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. General and administrative expenses consists of payroll, consulting fees, IT-related costs, legal and accounting costs, office and rent expenses, investor relations and stock-based compensation expenses. The decrease is due primarily to stock-based compensation, debt issuance costs, and compensation related to the IPO efforts of the executive team that occurred in 2023. We would expect our 2024 costs to be consistent going forward.

Related Party Travel Costs. We incurred no in related party travel costs during the nine months ended September 30, 2024, compared to $0.5 million in September 30, 2023. The related party travel costs incurred in 2023 consisted of a lease and use of an airplane with an entity under common control. The airplane lease was terminated in March 2023 and no further costs are expected to be incurred.

Interest income (expense), net. We earned $0.13 million in interest income (expense), net during the nine months ended September 30, 2024 and incurred $0.73 million in interest income (expense), net during the nine months ended September 30, 2023, respectively. Interest expense during 2023 included $0.74 million of debt issuance costs and $0.02 million of interest income. Whereas in 2024 the Company earned $0.13 million in interest income from to money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in September 2020, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company, through a private placement of shares of our common stock that occurred during the fourth quarter 2021 and during 2022, by the proceeds from our completed initial public offering in August 2023 and through the proceeds of an ATM offering during the third quarter of 2024. We intend to finance our clinical development programs and working capital needs from existing cash, and potentially new sources of debt and equity financing. We may enter into new licensing and commercial partnership agreements.

Historically, we have been primarily engaged in developing MIRA-55 and, more recently, have also been focusing on the development of Ketamir-2. During these activities, we have sustained substantial losses. Our ability to fund ongoing operations and future pre-clinical and clinical trials required for FDA approval is dependent on our ability to obtain significant additional external funding in the near term. We expect to be able to fund operations through the fourth quarter of 2025, with the issuance of common stock under our shelf registration as described in Note 7 of the accompanying financial statements.

On August 12, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of any such offering.

We expect to continue to generate losses in the foreseeable future. Our liquidity needs will be determined largely by the budgeted operational expenditure incurred in regard to the progression of our product candidates. We do not have sufficient cash and cash equivalents as of the date of filing this Report to support our operations for at least 12 months. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date the financial statements included in this Report are issued.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash flows from:
Operating activities	$(3,755,576)	$(3,497,388)
Financing activities	3,297,570	9,014,740
Net change in cash	$(458,006)	$5,517,352

Net Cash Used in Operating Activities

For the nine months ended September 30, 2024, operating activities used $3.8 million of cash, primarily due to a net loss of $5.5 million, offset by $1.4 million in stock-based compensation expense and $0.3 million in change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses were primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

For the nine months ended September 30, 2023, operating activities used $3.5 million of cash, primarily due to a net loss of $6.2 million, a $0.4 million change in accounts payable, accrued and prepaid expenses, offset by $2.3 million in stock-based compensation expense and $0.7 million in amortization of debt issuance costs. Accounts payable, accrued and prepaid expenses were primarily composed of research and development payables, consultant costs, insurance costs and investor relations expense.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2024, financing activities provided $3.3 million of cash, resulting primarily from $3.1 million in proceeds from sale of common stock, less offering costs from the ATM agreement, and $0.2 million in proceeds from short swing disgorgement and related party advances.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying officers have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met. Management is in process of implementing plans to remediate the ineffectiveness of its disclosure controls and procedures through enhancements to its internal control environment as more fully described below.

Changes in Internal Control over Financial Reporting

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

Other than as described above, there were no additional changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

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

● our use of the net proceeds from our offerings;

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

We currently rely on contract research organizations (CROs) to conduct our pre-clinical trials, as we currently do not plan to independently conduct pre-clinical trials of any of our product candidates. Our agreements with these CROs, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing pre-clinical trial, we might experience delays in our pre-clinical development activities

Geopolitical events and global economic conditions, such as the Israel-Hamas war may impact our third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials, which increases the risk of potential delay of development efforts, as applicable.

If the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of global economic conditions, including the Israel-Hamas war, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product, or the substances used to manufacture them, it will be more difficult for us to develop our product, and compete effectively.

Our current and anticipated dependence upon third-party suppliers may adversely affect our ability to develop our product, and product candidates and could delay our clinical trials and development programs as well as marketing and commercialization efforts, and otherwise harm our operations and financial condition and increase our costs and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: November 12, 2024	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

