Form 10-K
period 2024-12-31
MIRA PHARMACEUTICALS, INC.
filed 2025-03-28
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, was $2,440,211 based on the closing sale price of the company’s common stock on such date of $0.64 per share, as reported by the NASDAQ Capital Market.

As of March 28, 2025, there were 16,813,654 shares of common stock, par value $0.0001, issued and outstanding.

MIRA Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “MIRA,” the “Company,” “we,” “us” and “our” or similar terms refer to MIRA Pharmaceuticals, Inc., a Florida corporation.

From time to time, we may use our website, our Facebook page at https://www.facebook.com/people/MIRA-Pharmaceuticals-Inc/100087641460083, our Twitter at https://twitter.com/PharmaMIRA and on our LinkedIn account at www.linkedin.com/company/mira-pharmaceuticals-inc to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.mirapharmaceuticals.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. However, information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Report.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	our ability to successfully complete our potential acquisition of SKNY Pharmaceuticals Inc.;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	the timing and availability of data from our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	our future expenses, capital requirements, need for additional financing, and the period over which we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates, if approved;

●	developments relating to our competitors and our industry;

●	our ability to successfully commercialize and market our product candidates, if approved;

●	the potential market size, opportunity, and growth potential for our product candidates if approved.

●	the development of major public health concerns and the future impact of such concerns on our clinical trials, business operations and funding requirements; and

●	other risks and factors listed under “Risk Factors” and elsewhere in this Report.

Given the risks and uncertainties set forth in this Report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Report, they may not be predictive of results or developments in future periods.

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

Summary of Principal Risks

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the implementation of our strategy and the growth of our business. In particular, the following are the principal risks which could cause a decline in the price of shares of our common stock:

●	We are a development-stage, pre-clinical biotechnology company that has no revenues and has incurred losses since our inception. We expect to incur losses for the foreseeable future and may never be able to generate revenues or achieve or maintain profitability.

●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	Our losses from operations and negative cash flows during the year ended December 31, 2024 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.

●	We are dependent on the success of our product candidates, some of which may not receive regulatory approval or be successfully commercialized.

●	We will need additional funds to complete the further development of our business plan, and there is no assurance that additional financing will be available or will be available on terms acceptable to us.

●	Certain of our executive officers will not be employed by us on a full-time basis.

●	We face risks related to health, pandemics, epidemics, and outbreaks could significantly disrupt our pre-clinical studies and clinical trials, commercialization efforts, supply chain, regulatory and clinical development activities, and other business operations, in addition to the impact of a global economic slowdown.

●	We plan to conduct clinical trials at sites outside the United States. There could be interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.
●	Results of pre-clinical studies and future early clinical trials are not necessarily predictive indicators of future results.

●	We may fail to expand our anticipated outsourced manufacturing capability in time to meet market demand for our products and product candidates, and the FDA may refuse to accept the facilities of our contract manufacturers as being suitable to produce our products and product candidates. Any problems in our manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

●	Our future success will largely depend on the success of our product candidates, which development will require significant capital resources and years of clinical development effort.

●	There is a high rate of failure for drug candidates proceeding through clinical trials

●	We rely on, and expect to continue to rely on, third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates, and our business could be substantially harmed.

●	We rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.

●	Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

●	If we are unable to obtain and maintain intellectual property protection for our technology and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

●	Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company, and our securities may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our securities.

PART I

ITEM 1. Description of Business

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA) is a clinical-stage pharmaceutical development company advancing two neuroscience programs targeting neurologic and neuropsychiatric disorders. The company holds exclusive rights in the U.S., Canada, and Mexico for Ketamir-2 and MIRA-55, two novel drug candidates designed to address unmet medical needs in pain management, depression, PTSD and cognitive function.

Ketamir-2: A Novel Oral Ketamine Analog

Ketamir-2 is a patent-pending, oral ketamine analog currently being evaluated for the treatment of diabetic neuropathy and is in an ongoing Phase I clinical trial. The compound is designed to overcome the limitations of existing ketamine-based treatments, offering the potential for enhanced safety, improved tolerability, and better oral bioavailability. If approved, Ketamir-2 could provide a safer, more effective option for patients suffering from neuropathic pain, treatment-resistant depression (TRD), major depressive disorder with suicidal ideation (MDD-SI), and post-traumatic stress disorder (PTSD), with the possibility of additional Phase I studies exploring these indications.

Neuropathic pain is a complex, chronic condition resulting from damage or dysfunction in the nervous system, leading to abnormal sensations or pain responses. Common symptoms include burning, coldness, “pins and needles” sensations, numbness, itching, and sudden electric shock-like pain. Neuropathic pain can arise from metabolic disorders (such as diabetic neuropathy), viral infections (like post-herpetic neuralgia), autoimmune diseases, chemotherapy-induced neuropathy, traumatic nerve injury, stroke, or spinal cord injury.

Existing treatment options include antidepressants (tricyclic antidepressants and serotonin-norepinephrine reuptake inhibitors), anticonvulsants (gabapentin and pregabalin), topical agents (lidocaine patches and capsaicin), and opioids. However, these therapies often provide incomplete relief, have significant side effects, and, in the case of opioids, carry a high risk of addiction. Ketamine has demonstrated efficacy for neuropathic pain, but its poor oral bioavailability and high risk of side effects have limited its widespread use. Ketamir-2 aims to address these challenges, offering a treatment with fewer side effects, lower abuse potential, and more convenient oral dosing.

MIRA-55: A Novel Oral Pharmaceutical Marijuana Analog

MIRA-55 is a preclinical-stage investigational drug designed to support cognitive function and enhance memory. It is currently being evaluated in preclinical studies for its potential benefits in neuropsychiatric, inflammatory, and neurologic disorders. If approved, MIRA-55 could provide a breakthrough treatment for patients experiencing cognitive decline, including those with early neurodegenerative conditions.

Regulatory and DEA Classification

The U.S. Drug Enforcement Administration (DEA) has completed its scientific review of both Ketamir-2 and MIRA-55, determining that neither compound will be classified as a controlled substance or listed chemical under the Controlled Substances Act and its governing regulations. This regulatory distinction significantly enhances their commercial and clinical viability, removing potential barriers associated with controlled substances and positioning both compounds for streamlined clinical development and commercialization.

MIRA Pharmaceuticals remains committed to advancing Ketamir-2 and MIRA-55 through clinical development with a focus on addressing major unmet medical needs and improving patient outcomes.

Preclinical Studies and Pharmacology of Ketamir-2

MIRA has conducted extensive preclinical studies to characterize the pharmacological profile, safety, and therapeutic potential of Ketamir-2, an investigational compound targeting neuropathic pain, treatment-resistant depression (TRD), major depressive disorder with suicidal ideation (MDD-SI), and post-traumatic stress disorder (PTSD). These studies, performed in accordance with ICH and FDA regulatory guidelines, include in vitro and in vivo assessments to evaluate receptor binding, efficacy, selectivity, pharmacokinetics, metabolism, general pharmacology and toxicology.

Mechanism of Action and Receptor Selectivity

Ketamir-2 has been identified as a low-affinity NMDA receptor antagonist, selectively binding to the PCP-site with an IC50 of approximately 100 µM. Its primary metabolite, Nor-Ketamir, also binds to the PCP-site and also does not exhibit affinity for NMDA site, with an IC50 of approximately 300 µM. This targeted receptor interaction differentiates Ketamir-2 from ketamine, which exhibits broader receptor binding, including opioid and monoaminergic receptors, and binds to NMDA receptors with significantly higher affinity (0.5–1 µM).

Efficacy in Animal Models

The therapeutic potential of Ketamir-2 was evaluated in preclinical neuropathic pain and depression models, demonstrating significant effects:

●	In neuropathic pain models (Chung model), animals treated with 30–300 mg/kg Ketamir-2 exhibited improved pain thresholds, with the most notable effects observed at 100 and 300 mg/kg at 15- and 22- days post treatment .
●	Behavioral assessments such as the open-field test, elevated plus maze, and forced swim test showed anti-anxiolytic and antidepressant properties
●	These improvements occurred without off-target receptor interactions, supporting the compound’s high specificity and potential safety advantages over ketamine.

Recent Developments

Executive Incentive Compensation Program

On March 26, 2025, the compensation committee (the “Committee”) of MIRA Pharmaceuticals, Inc. (the “Company”) adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. The EICP was approved by the Committee following greater presentation of the EICP to the board of directors of the Company (the “Board”). The specific terms of the EICP were prepared by the Board’s independent compensation consultant.

Under the EICP, Mr. Aminov is eligible to receive an annual target bonus of $242,500, with a maximum bonus of up to $485,000 (the “Annual Target Bonus”). The Annual Target Bonus is equally weighted (though as adjusted as appropriate) based on the following three components: (i) achievement of clinical milestones for the Company’s drug candidates, (ii) entering into certain strategic partnerships, and (iii) achieving capital raise milestones. Each component under the 2025 Program may be achieved and a corresponding payout made independent of the other components, but only after such component meets the minimum threshold of $40,017 is reached before any bonus payments will be made.

Under the EICP, Mr. Aminov will be eligible for certain long-term awards of up to 500,000 performance-based units of the Company’s common stock, par value $0.001 upon the Company achieving specified milestones based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates.

Mr. Aminov will also be entitled to an amount equal to 3% of the total value of any mergers and acquisition or strategic transaction completed by the Company.

All awards under the EICP are subject to the approval of the Board and the Committee. Furthermore, the Board and the Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets.

In addition, the Committee approved an increase of Mr. Aminov’s salary to $485,000 effective April 1st.

Binding Letter of Intent with SKNY Pharmaceuticals Inc.

On March 19, 2025, the Company entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, to acquire SKNY through a stock exchange transaction (the “SKNY Acquisition”). The acquisition will bring SKNY-1, a novel oral drug candidate targeting weight loss and smoking cessation—two of the leading causes of preventable death—into MIRA’s development pipeline. As part of the agreement, SKNY will provide a $5 million capital infusion in cash or cash equivalents, further strengthening MIRA’s financial position and supporting future growth initiatives.

SKNY holds exclusive rights to its compounds in the United States, Canada, and Mexico. Under the terms of the LOI, SKNY will merge into the Company through a stock exchange, with each outstanding share of SKNY’s common stock being exchanged for shares of MIRA’s common stock. The exact exchange ratio will be determined by an independent third-party valuation firm (the “Independent Valuator”) based on the relative values of both companies. The completion of the SKNY Acquisition is contingent upon the Independent Valuator determining that SKNY’s valuation is at least equal to or greater than that of the Company. The SKNY Acquisition will be subject to shareholder approval of both companies.

Safety and Toxicology Studies

Cardiovascular, CNS, and Respiratory Safety

A GLP-compliant safety pharmacology program evaluated the effects of Ketamir-2 on the cardiovascular, central nervous system (CNS), and respiratory function using standard nonclinical models.

●	The hERG assay assessed cardiac ion channel inhibition, while CNS functional observational battery (FOB) studies measured motor function, coordination, and behavioral changes.
●	Mild, reversible changes in blood pressure and heart rate were observed at higher doses, with no significant adverse effects on CNS function or respiratory parameters.

Toxicology and Dose Tolerability

Comprehensive toxicology studies were conducted in Sprague Dawley rats and Beagle dogs to assess systemic exposure, metabolism, and dose tolerability.

●	Systemic exposure was dose-proportional in females but increased more than dose-proportionally in males at certain doses.
●	The No Observed Adverse Effect Level (NOAEL) was determined at 300 mg/kg/day in rats and 200 mg/kg/day in dogs, with a safety margin of 67–156 times the intended initial human dose.
●	Genotoxicity assessments, including the Ames test, micronucleus assay, and COMET assay, confirmed no mutagenic or genotoxic risk associated with Ketamir-2.

Pharmacokinetics and Metabolism

A series of in vivo pharmacokinetics (PK) and toxicokinetic (TK) studies assessed the absorption, metabolism, and systemic exposure of Ketamir-2.

●	Ketamir-2 crosses the blood-brain barrier, with higher CNS exposure relative to plasma levels.
●	It exhibits rapid absorption, a short half-life, and high clearance following oral administration.
●	Metabolism studies confirmed that Ketamir-2 is not a substrate for P-glycoprotein (P-gp), suggesting improved oral bioavailability compared to ketamine.
●	Metabolism is primarily mediated by CYP2B6 and CYP3A4, with N-demethylation identified as the primary metabolic pathway.
●	High-affinity NMDA receptor antagonists, such as MK-801, PCP, ketamine, and tiletamine, have been associated with Olney Lesions, typically binding to the PCP-site in the nanomolar range.
●	Low-affinity NMDA receptor antagonists, such as memantine, amantadine, and hydroxy-nor-ketamine, have not demonstrated this effect.
●	Ketamir-2, with an IC50 of ~100 µM for the PCP-site, has significantly lower receptor affinity than ketamine (0.5–1 µM), reducing the likelihood of neurotoxicity.

Ketamir-2 Clinical Development Program

The clinical development program for Ketamir-2 follows a structured, multi-phase approach, beginning with IND-enabling studies and progressing through Phase I and Phase IIa clinical trials. The objective is to evaluate the safety, efficacy, and optimal use of Ketamir-2 for the treatment of diabetic neuropathy, with a focus on patient safety and regulatory compliance. If successful, Ketamir-2 could provide a novel treatment option that addresses the limitations of existing therapies for neuropathic pain management.

IND-Enabling Studies and Regulatory Progress

The development pathway began with the completion of IND-enabling studies, including pharmacokinetics, pharmacodynamics, toxicology, and safety pharmacology assessments in compliance with FDA regulatory standards. Following the submission of an Investigational New Drug (IND) application for diabetic neuropathy to the FDA in December 2024, the agency provided feedback requiring the completion of a neurotoxicity study before proceeding with human dosing in the United States. This study is currently ongoing, and we expect it to be completed by May 2025.

While awaiting the completion of the neurotoxicity study, we have received approval from the Israeli Ministry of Health and Institutional Review Board (IRB) to initiate our Phase I studies. The study will be conducted at the Clinical Pharmacology Unit, Hadassah Medical Center in Jerusalem, Israel. We plan to begin Phase I clinical trials in Israel in the first quarter of 2025, followed by Phase IIa studies in diabetic neuropathy patients to be initiated in the fourth quarter of 2025.

Phase I: Safety and Dosage Determination in Healthy Volunteers

Study Design

●	Randomized, double-blind, placebo-controlled trial.
●	Primary objective: Assess safety and tolerability of Ketamir-2.
●	Secondary objectives: Evaluate pharmacokinetics (PK) and pharmacodynamics (PD).

Participant Selection

●	Healthy adult volunteers representing a diverse demographic population.

●	Exclusion criteria: Individuals with a history of psychiatric illness, substance abuse, or significant medical conditions.

Dosing and Administration

●	Dose-escalation strategy starting with low doses, gradually increasing based on safety data. Subsequently moving to a Multiple Ascending dose phase of the trial.
●	Continuous monitoring for adverse effects.

Outcome Measures

●	Safety assessments: Vital signs, laboratory tests, ECG, and adverse event monitoring.
●	PK/PD assessments: Blood sampling for drug levels; potential brain imaging for receptor binding (if feasible).

Phase IIa: Dose, Tolerability, and Early Efficacy in Diabetic Neuropathy

Following the completion of Phase I, Phase IIa clinical trials will focus on diabetic neuropathy patients. This phase will evaluate the optimal dose and tolerability while also collecting preliminary efficacy data.

Study Design

●	Randomized, controlled trial in patients with diabetic neuropathy.
●	Primary objective: Identify optimal dose and tolerability.
●	Secondary objective: Assess early efficacy outcomes.

Participant Selection

●	Patients diagnosed with diabetic neuropathy, using standardized diagnostic criteria and severity scales.

Dosing Regimen

●	Dose range based on Phase I findings.
●	Flexible or fixed-dose regimens, depending on safety and tolerability data.

Outcome Measures

●	Tolerability assessments: Adverse event monitoring, patient-reported outcomes, and psychiatric evaluations.
●	Efficacy assessments: Several standardized pain measures.

Clinical Manufacturing and Drug Supply

Recipharm Israel Ltd., a leading global contract development and manufacturing organization (CDMO), has successfully completed the upscaling, development, and GMP manufacturing for clinical and preclinical supplies of Ketamir-2.

MIRA-55: A Novel Oral THC Analog

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

Mechanism of Action of MIRA-55

We believe that the effects of MIRA-55 at the cannabinoid receptors CB1 and CB2 is predicted to account for most of its potential therapeutic effects, especially as it relates to its anti-inflammatory properties. For example, the difference in the dose-response effects of MIRA-55 compared with THC on CB1 receptors appears to coincide with its improved therapeutic profile. If approved by the FDA, MIRA-55 may potentially provide therapeutic effects and enhanced cognition and memory.

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

Figure 1: Compound activity with the selected GPCR Biosensor Assays: THC vs MIRA-55 agonist activity at the CB1 Receptor.

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

MIRA-55 Preclinical Developments and Studies

As of the date of this report, we have completed several preclinical studies of MIRA-55, including, but not limited to, radio-ligand binding assays, the elevated plus maze (EPM) model of anxiety, and hot plate model thermal sensitivity testing.

We have studied the effects of acute administration of MIRA-55 on anxiety-related phenotypes in mice to model human conditions. An intraperitoneal injection of placebo (e.g., saline) or MIRA-55 (50 mg/kg treatment) was administered to C57Bl/6 mice (n=5/group) that were 8-12 weeks old. Thirty minutes following injection, mice were tested in anxiety-related measures using the Elevated Plus Maze (EPM). The EPM is a widely used preclinical behavioral assay for rodents and has been validated to assess the anti-anxiety effects of pharmacological agents. If determined and approved by the FDA or other regulatory agencies, MIRA-55 appears to have anti-anxiety effects at doses that lacked side effects of sedation or intoxication in mice. The EPM measures anxiety in rodents as a screening test for putative anxiolytic compounds and as a general research tool in neurobiological anxiety research, such as Generalized Anxiety Disorder (GAD) or Post-Traumatic Stress Disorder (PTSD). The model is based on the animal’s aversion to open spaces, which are present in the open arms of the maze. Anti-anxiety effects of test agents are demonstrated by an increase in the percentage of time spent in the open arms with treatment compared to placebo. The total distance traveled is a measure of the overall level of arousal and mobility of the mice undergoing testing on the EPM and is used to rule out any sedating or intoxicating effects of the test agent.

Preclinical studies have also shown the potential of MIRA-55 for relieving pain. Several clinically approved pharmacological agents used to treat pain, including opioids, have been demonstrated to delay or ameliorate the onset of heat sensitivity upon paw exposure of mice to heat. Thirty minutes after treatment with either a placebo (control) or MIRA-55, mice were placed on a heated plate to measure the time it took for each mouse to lift its paw in response to the mild pain they felt from the heat. Mice treated with pain-alleviating drugs took significantly longer to become bothered by the heat and to lift their paws. Similarly, mice treated with MIRA-55 statistically took significantly more time to lift their legs, indicating MIRA-55’s potential effectiveness as a possible treatment for pain in this model. If approved by the FDA, MIRA-55 may potentially provide therapeutic effects for pain control.

MIRA-55 is a CB2 agonist, which may also be an optimal treatment for neurodegenerative diseases associated with neuroinflammation caused by microglial activation. CB2 agonism has been shown in preclinical studies to regulate neuroinflammatory processes, reducing the neuronal damage characteristic of degeneration. We believe there may be a strong rationale for CB2 agonism in neurodegenerative diseases, given increased CB2 expression in patients with these diseases as well as preliminary results from animal models. We see potential for a potent CB2 agonist to treat a range of neurodegenerative diseases. MIRA-55, through its robust activity at CB2 compared to CB1, was designed to minimize the risk of psychotropic adverse events associated with CB1 activation. If approved by the FDA, MIRA-55 may potentially provide therapeutic effects for neurodegenerative and neuroinflammatory illnesses.

Our preclinical development program for MIRA-55 has included a variety of testing. Summarized below are the tests we have completed. Our interpretation of results derived from preclinical data, or our conclusions based on preclinical data, may prove inaccurate and are not necessarily predictive indicators of future results. See the section below titled “Research and Testing to Date - MIRA-55” for more information.

In addition to the studies completed, we have ongoing preclinical studies evaluating the effects of MIRA-55 on memory and cognition in animal models. These studies aim to further assess MIRA-55’s potential for enhancing cognitive function and addressing deficits associated with neurodegenerative and neuropsychiatric disorders.

Our MIRA-55 Clinical Development Program

Following the preclinical development plan outlined above, we intend to advance MIRA-55 toward an Investigational New Drug (IND) application submission to the FDA for the treatment of cognitive decline in elderly patients. This patient population represents a significant unmet medical need, and we believe MIRA-55 has the potential to provide therapeutic benefits in this area.

The timing of our IND submission will be based on the completion of ongoing preclinical studies, regulatory discussions, and overall development progress. If the FDA allows the program to proceed, a Phase I trial would be expected to begin following the standard regulatory review period post-IND submission.

All development plans are subject to FDA review and acceptance. As discussions with the FDA progress, we may refine our timeline for clinical trials and regulatory submissions as appropriate. Given the inherent uncertainties in drug development, there is no guarantee that our clinical development activities will align with anticipated timelines.

Market Opportunity and Competitive Advantage of Ketamir-2 in Neuropathic Pain Treatment

Market Opportunity

Neuropathic pain is a significant and growing health concern in the United States, affecting approximately 10% of adults (PMC5677393). The North American neuropathic pain market was valued at approximately $2.60 billion in 2022 and is projected to reach $5.20 billion by 2030, growing at a 9.0% compound annual growth rate (CAGR) during this period (Data Bridge Market Research). This growth is driven by an aging population, increasing prevalence of diabetes, chemotherapy-induced neuropathy, and post-surgical nerve injuries.

Despite the high prevalence and economic burden, current treatment options remain limited, often ineffective, or associated with significant side effects and safety concerns. Standard treatments include antidepressants (tricyclic antidepressants, serotonin-norepinephrine reuptake inhibitors), anticonvulsants (gabapentin, pregabalin), opioids, and topical agents. However, these medications often provide incomplete pain relief, require long-term use, and come with risks such as sedation, cognitive impairment, addiction, and withdrawal symptoms.

The strong demand for innovative, effective, and safer neuropathic pain treatments presents a major market opportunity for Ketamir-2, a novel investigational therapy designed to address these critical treatment gaps.

Competitive Advantage of Ketamir-2

Ketamir-2 has the potential to transform neuropathic pain management by offering a more effective, safer, and accessible treatment compared to existing therapies, including currently approved medications.

●	Oral Bioavailability – Unlike IV or intranasal ketamine, Ketamir-2 is designed for oral administration, improving patient accessibility, convenience, and compliance while eliminating the need for clinic-based administration.

●	Improved Safety and Tolerability – Traditional ketamine treatments are associated with dissociation, sedation, and cardiovascular effects. Preclinical studies suggest that Ketamir-2 may provide therapeutic benefits without these side effects, making it a more tolerable alternative for long-term pain management.
●	Selective Receptor Binding Profile – Unlike ketamine, which interacts with opioid and monoaminergic receptors, Ketamir-2 selectively targets the NMDA receptor PCP-site, potentially reducing off-target effects, addiction risks, and misuse potential.
●	Lower Abuse Liability – Ketamir-2’s receptor profile suggests a lower potential for abuse and addiction compared to ketamine and opioids, addressing a critical safety concern in chronic pain management.
●	Potential Advantages Over Current FDA-Approved Neuropathic Pain Treatments:

○	Compared to Gabapentinoids (Gabapentin, Pregabalin): These drugs are commonly prescribed for neuropathic pain but often cause dizziness, drowsiness, weight gain, and cognitive impairment. Ketamir-2 may provide effective pain relief with a reduced risk of sedation and cognitive side effects.
○	Compared to Antidepressants (Duloxetine, Amitriptyline, Venlafaxine): While widely used, these drugs take weeks to show efficacy, may have inconsistent pain relief, and can cause sexual dysfunction, nausea, and sleep disturbances. Ketamir-2 has the potential for a faster onset of action and improved tolerability.
○	Compared to Opioids: Due to their high risk of addiction and overdose, opioids are used cautiously for neuropathic pain. Ketamir-2, with its non-opioid mechanism of action, may provide a safer alternative without addiction concerns.
○	Compared to Capsaicin Patches and Lidocaine Patches: These topical agents provide localized relief but may be ineffective for widespread or severe neuropathic pain. As an oral systemic therapy, Ketamir-2 could offer broader and more consistent pain relief.

●	Broad Market Potential – With the North American neuropathic pain market projected to exceed $5 billion by 2030, Ketamir-2 could serve millions of patients suffering from conditions such as diabetic neuropathy, chemotherapy-induced neuropathy, and post-surgical nerve pain.

By offering oral bioavailability, improved safety, reduced abuse potential, and a potential advantage over currently approved neuropathic pain treatments, Ketamir-2 is positioned to become a leading treatment option in the rapidly growing neuropathic pain market, addressing an urgent need for more effective and accessible pain management solutions.

Ketamir-2 Development Strategy

The goal is to advance the development of Ketamir-2 as an orally administered medication with the potential for fewer side effects and greater accessibility, free from the restrictions imposed by ketamine’s REMS. Ketamir-2 aims to address the urgent clinical need for a rapid-acting treatment for diabetic neuropathy and treatment-resistant depression (TRD) in patients who can take the medication at home.

The strategic focus is to establish proof of concept in human patients, demonstrating Ketamir-2’s safety, efficacy, and differentiation from existing therapies. In parallel, the company will actively explore effective exit strategies, including strategic partnerships, licensing opportunities, or potential acquisition pathways to maximize value and commercial potential.

●	IND-Enabling Research. For IND submission, we have conducted comprehensive IND-enabling research, which was mainly undertake through Frontage and Wuxi . This includes pharmacokinetics/pharmacodynamics (PK/PD) studies to understand how Ketamir-2 is absorbed, distributed, metabolized, and excreted, along with its mechanism of action. Toxicology and tolerability studies, encompassing both acute and chronic toxicology assessments in relevant animal models, including 7 and 14-day studies in rats and dogs have been accomplished with excellent results. Additionally, the development of a stable and effective formulation for Ketamir-2’s oral administration has been done and capsules ready for the clinical studies have been manufactured.

●	IND Submission for Diabetic Neuropathy Indication. An IND was submitted to the FDA in December 2024. This submission included all preclinical data and a proposed plan for clinical trials. A well-thought-out regulatory strategy is essential to address potential queries and concerns from regulatory bodies. We are awaiting the completion of the requested Neurotoxicity study for the obtaining of the IND by the FDA.

●	Clinical Trials - Phase I and IIa. Phase-I clinical development, focusing on assessing the safety, tolerability, and optimal dosing in a small group of healthy volunteers is in the process of initiation at the Hadassah Medical Center in Israel.. This will be followed by Phase IIa trials, where the efficacy of Ketamir-2 will be evaluated in a group of diabetic neuropathy patients, along with further safety assessments.

●	Potential Collaborations. We are actively exploring partnerships with a larger pharmaceutical company for further clinical development and commercialization of Ketamir-2 or a potential exit strategy through acquisition. Such a collaboration could help accelerate development while reducing financial and operational burdens.

MIRA-55 Development strategy

Our goal is to develop therapeutics targeting well-characterized CB1 and CB2 receptors with optimized pharmacological properties to transform the lives of patients with neurological diseases. Key elements of our strategy to achieve this goal include:

●	Advance our MIRA-55 through clinical development and approval. Our product candidate, MIRA-55, is in pre-clinical studies. Existing treatment options for neuropsychiatric disorders and neurological diseases have significant limitations, and, if approved, we believe MIRA-55 would represent a major therapeutic advancement for patients.

●	Continue pre-clinical development of MIRA-55 across a range of CNS diseases associated with neurodegeneration and progress into clinical development. MIRA-55 is currently in IND-enabling studies for neurobehavioral disorders such as cognitive decline, as well as neurodegenerative diseases. We believe MIRA-55 may have potential in several diseases associated with neuroinflammation.

●	Identify additional product candidates and expand current candidates into additional neurological diseases. We see potential for our current product candidate to be evaluated in clinical trials outside of its initial indications and will evaluate additional indications to maximize the potential of our drug development program. Our current product focus is on targets that are well characterized in neurological diseases but for which there are limitations with currently available therapies. We also plan to continue to identify and develop additional novel product candidates that align with our focus.

●	Explore strategic collaborations to maximize the value of our product candidates. We plan to explore collaborations opportunistically to maximize the value of our product candidates. We intend to retain significant economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy.

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

Studies evaluating the mechanism of action of the investigational product indicate that Ketamir-2 exhibits a highly selective receptor binding profile. Specifically, Ketamir-2 was found to be a low affinity NMDA receptor antagonist, that selectively binds to the phencyclidine (PCP)-site with an IC50 on this receptor site of ~100 µM. In contrast, ketamine primarily works as an NMDA receptor antagonist with affinities in the range of 0.5-1 µM.

Ketamir-2 selective target:

Additionally, while ketamine has a broader receptor binding profile which includes opioid receptors and receptors associated with monoaminergic systems, the receptor binding profile of Ketamir-2 and the primary metabolite of Ketamir-2 is specific to the NMDA receptor PCP-site.

Pharmacology:

Primary pharmacology studies (in vitro and in vivo) conducted to support the advancement of Ketamir-2 are summarized in the table below. In vivo pharmacology assessments include evaluation of Ketamir-2 using endpoint assessments post-dose administration that are traditionally utilized to evaluate behavioral indices such as spontaneous horizontal locomotor activity, anxiety, and depression in addition to evaluation of the therapeutic efficacy in a rodent model of neuropathic pain. While endpoint assessments pertaining to depression, anxiety, and general locomotion are not direct evidence of an improvement in indices of neuropathic pain, discordant neuropharmacological signaling through the NMDA receptor is a commonality within neuropsychiatric disorders such as depression and anxiety. Specifically, overactivation of the NMDA receptor has been suggested to play a role in major depressive disorders for which anxiety is comorbid. Moreover, signaling through the NMDA receptor plays a role in the pain transmission pathway and is thus associated with neuropathic pain. Thus, data derived from assessments traditionally used in the evaluation of potential antidepressant therapeutics such as the forced swim test, elevated plus maze, and open field test are directly linked to the mechanism of action of Ketamir-2.

MIRA Pharmaceuticals has completed a series of nonclinical pharmacology studies characterizing Ketamir-2 efficacy in vitro and in vivo in animal models. Results of in vitro assessments which evaluated the pharmacological activity of Ketamir-2 indicate that Ketamir is a low affinity NMDA receptor antagonist that selectively binds to the PCP-site with an IC50 of ~100 µM on this receptor site. Nor-Ketamir, the primary metabolite of Ketamir-2, selectively binds to the PCP-site with no affinity for NMDA. The IC50 is ~300 µM. Evaluation of therapeutic efficacy of Ketamir-2 in animal models of depression, anxiety and neuropathic pain (i.e., Chung model) indicate that treatment with Ketamir-2 results in anti-anxiolytic and anti-depressive behavior in behavioral assessments such as the open-field test, elevated plus maze, and the forced swim test. Moreover, animals administered 30 – 300 mg/kg Ketamir-2 exhibited significant increases in mean withdrawal threshold on Day 15 and 22 (100 and 300 mg/kg only) when compared to Day 14 post-surgery values. These ameliorative effects are observed in the absence of off-target binding/signaling from both Ketamir-2 and the primary metabolite Nor-Ketamir.

Figure 2: Effect of Ketamir-2 on neuropathic pain in male rats. Study represents the sensitivity to von-Frey filaments at 15 (blue) and 22 days (purple) after induction of neuropathy.

Bioavailability:

MIRA has conducted a series of informational ADME assessments typical for a novel therapeutic classified as a small molecule. The data indicate that Ketamir-2 is permeable at a dose of 10 µM (A-B and B-A) and is not highly bound to plasma proteins in mouse, rat, dog, cynomolgus monkey, or human plasma. Substrate interaction and metabolism studies indicate that Ketamir-2 is not a substrate of P-glycoprotein and is metabolized in mice, rats, dogs, cynomolgus monkey, and human hepatocytes with half-lives between 3.26 – 18.3 min. This biotransformation, as evaluated in human hepatic microsomes, is primarily the result of N-demethylation with metabolism being mediated primarily by CYP2B6 and CYP3A4

In addition to these data, the pharmacokinetics of Ketamir-2 have been characterized in a series of in vivo PK/TK studies conducted in Sprague Dawley rats and Beagle dogs. General PK data indicate that Ketamir-2 does cross the blood brain barrier with longer exposure times and greater levels of nor-Ketamir present in the brain. Moreover, the PK profile of Ketamir-2 following oral administration is characterized by rapid absorption, a short half-life, high clearance, and lower oral bioavailability.

Within the definitive toxicology studies, in general, females had higher systemic exposure than males of both Ketamir-2 and nor-Ketamir at 100 and 300 mg/kg/day (Days 1 and 14) and at 1000 mg/kg/day (Day 1) in rats and at 100 mg/kg/day (Days 1 and 14) and at 50 mg/kg/day (Day 1) in canines. Within rats, systemic exposure increased dose proportionally in females on Day 1 and in both sexes on Day 14 but increased more than dose proportionally in males on Day 1. In contrast, systemic exposure in canines increased in a more than dose proportional manner in both sexes on Days 1 and 14. The metabolite to parent (nor-Ketamir/Ketamir-2) ratios in AUC0-24h ranged from 2.2 – 22 and 4.5 – 44 in rats and canines, respectively.

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

As can be seen in the table below, the EC50 (i.e. concentration required to induce a half maximal response) for MIRA-55 was 8 times more potent than THC and at least 30 times more potent that CBD-i.e. it only took 1 uM of MIRA-55 to induce the same response that required 8 uM of THC and >30 uM of CBD.

Compound Name	Assay Name	Assay Format	Assay Target	Result Type	EC50	Unit
MIRA-55	cAMP	Agonist	CNR2/CB2	EC50	1.008462	uM
THC	cAMP	Agonist	CNR2/CB2	EC50	8.209884	uM
CBD	cAMP	Agonist	CNR2/CB2	EC50	>30	uM

Table: The foregoing measurements were performed as follows:

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

Completed Pre-Clinical Tests

EPM Model of Anxiety Test

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

The EPM apparatus consists of two open arms and two enclosed arms elevated above the floor. Blue Bars represent the percentage of time spent in the open arms by mice in the placebo and drug-treated groups. Green Bars show the total distance travelled by mice in both groups during the EPM test

●	Method: We studied the effect of acute administration of MIRA-55 on anxiety-related phenotypes in mice to model human conditions.

■	An intraperitoneal (i.p.) injection of Placebo (e.g. saline) or MIRA-55 (e.g. 50mg/kg = Treatment) was administered to C57Bl/6 mice (n=5/group) that were 8-12 weeks old.
■	30 minutes following injection, mice were tested in anxiety related measures using EPM

●	Outcome: We have found a significant MIRA-55’s anti-anxiety effects as the animals spent significantly more time at the open arm, compared to vehicle control.

The issue of how to test the effect of MIRA-55 on cognition was complicated by the following:1) MIRA-55 has anti-anxiety (i.e. anxiolytic) effects, 2) anxiolytics can potentially improve cognitive assessment outcomes by reducing anxiety levels that may otherwise hinder cognitive functioning. Thus, in commonly performed tests of cognition in mice, such as novel object recognition and Morris water maze, anxiolytic medications can indirectly result in improved performance by decreasing anxiety rather than by directly improving cognition. To separate assessments of the impact of MIRA-55 on cognitive performance from its demonstrated anti-anxiety effects, we employed a model of context fear conditioning wherein we dosed the mice after training. Context fear conditioning in mice is a behavioral paradigm used to measure cognitive processes related to associative learning and memory. Associative learning, where an individual learns to associate specific stimuli or contexts with outcomes, in this case the mice associate being in a specific chamber with receiving a mild foot shock that occurs during training the day before testing. This process of forming associations between stimuli, actions, and consequences is involved in numerous skills and behaviors in everyday life: it underlies learning new skills, developing habits, and acquiring knowledge through experiences and conditioning. The use of associating the chamber with the foot shock on day one, means that when the mice are returned to the chamber on day 2 a measure of how much freezing they do corresponds to a read out of how well they can recall the experiences they had during training on day 1 (i.e. the greater the freezing, the better the recollection of the association between the chamber and food shock). Since the mice are given MIRA-55 AFTER training that takes place on day 1, and only before testing on day 2, there is no concern about the anxiolytic effects of MIRA-55 on learning during training, but rather this model tests MIRA-55’s effects on performance only-which in this case represents memory (i.e. the ability to recognize and recall the chamber where they had previously been shocked) and to translate that into an associated behavior (i.e. freezing). As published in the Journal of Neuropharmacology in 2023, THC and cannabis impair context fear conditioning, both when given prior to training (because of its anti-anxiety effects) and when given prior to testing (because of its cognitive impairing effects). MIRA-55 resulted a dramatic effect on cognitive performance in the context fear conditioning model, the percentage of time spent freezing-that is a demonstration of their memory and association-in the mice who received MIRA-55 at a dose of 75 mg/kg was more than twice that of those who received 0 mg/kg=placebo (i.e. 55% vs 25%, p<0.0001). Thus, MIRA-55 doubled the cognitive performance of the mice compared to placebo. This degree of improvement in cognitive performance in healthy mice dosed just prior to testing and after learning has not been demonstrated with any cannabinoid compound previously.

Because MIRA-55 is an anxiolytic, we decided to test whether it could impair cognitive function. We therefore sought to determine if MIRA-55 could impair attention-a different aspect of cognition than memory, recall and associative learning, and one that is affected negatively by sedating compounds (e.g. THC, Cannabis, benzodiazepine, etc.) and positively by stimulants (e.g. caffeine, nicotine, amphetamine) In order to assess whether MIRA-55 affected attention as compared to THC required a different testing model-Psychomotor Vigilance Test (PVT). The rat Psychomotor Vigilance Test (rPVT) is a widely used method to measure sustained attention in rodents. In the rPVT model, rats are trained to respond to a visual stimulus by pressing a lever, with shorter reaction times indicative of better attentional performance. Mice with longer reaction times or higher variability in response times may be considered to have attention deficits or altered vigilance. Data is shown as percentage accuracy at pressing the lever within the allowed reaction time vs dose of drug used. We have found that at doses of THC that impair attention, MIRA-55 had no negative effects on attention (i.e. their accuracy at pressing a lever at the right amount of time after receiving a trained cue was not impaired at all).

Status	Planned Activity
Drug Substance Preparation	Analytical Development and qualification
NonGMP Production Refinement and optimization
GLP/GMP Production Refinement
Testing	Acute toxicity study mice
Genotoxicity studies
MTD/7D DRF Dog
MTD/7D DRF Rat
Dog 28-day Toxicology
Rat 28-day Toxicology
Cardiovascular Study Dog (Telemetry)
Respiratory Study Rat
hERG (Manual Patch-Clamp)
Neurobehavioral Evaluation Rats
Neurobehavioral Evaluation Mice

We plan to conduct further neurobehavioral evaluations of orally administered MIRA-55 in rats and mice, along with a respiratory evaluation of orally administered MIRA-55 in rats. Additionally, in vitro testing is planned to assess the effects of MIRA-55 on hERG (the human Ether-à-go-go-Related Gene) channel currents, an early FDA-required assay that helps identify potential cardiac abnormalities before advancing to human dose studies.

hERG encodes a potassium ion channel that plays a critical role in the electrical activity of the heart. The hERG channel mediates the repolarizing current in the cardiac action potential, ensuring proper heart rhythm. If the function of this channel is inhibited—whether by drug interaction or rare genetic mutations—it can lead to long QT syndrome, a potentially life-threatening condition.

In addition to these studies, we are planning a 28-day toxicology analysis in dogs and rats as part of the broader safety evaluation of MIRA-55.

We have also initiated analytical development and manufacturing for MIRA-55. Our suppliers are working toward scaling production under GLP/cGMP conditions, building upon previous non-GMP batches used in initial testing. We are collaborating closely with our suppliers to generate sufficient cGMP-grade MIRA-55 materials for planned preclinical toxicity programs, expanded animal testing, and potential human trials, which will be conducted pending regulatory approval.

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

We currently have no plans to develop the MIRA1a compound for approval and commercialization in or outside of the United States. See “Risk Factors- Risks Related to Our Intellectual Property- We own the rights associated with our patents in the United States, but we do not own the rights to patents covering MIRA1a in foreign jurisdictions.”

Properties

Our current business address is 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 32183, which is a virtual office.

Employees

As of March 28, 2025, we had five part time employees and various consultants providing support. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 19, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected.

Important factors that could cause actual results or events to differ materially, but are not limited to, the following:

Risks Related to Our Intellectual Property

We depend on rights to Ketamir-2 that are or will be licensed to us.

We may not be able to adequately protect our product candidates or our proprietary technology in the marketplace.

If third parties claim that our intellectual property, products, processes, or anything else used by us infringes upon their intellectual property, our operating profits could be adversely affected.

We have been granted a license to the right to develop Ketamir-2 in the United States in human and pet application, but we have not been granted a license to the rights to patents covering Ketamir-2 in foreign jurisdictions.

Risks Related to Our Operations and Financial Condition

We are an early development-stage company with no revenues and our financial condition raises substantial doubt as to our ability to continue as a going concern.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We will need to raise additional financing for the continuation of our operations.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

We have yet to achieve a profit and will not achieve a profit in the near future, if at all.

Certain of our executive officers are not employed by us on a full-time basis.

Conflicts of interest may arise between us and MIRALOGX.

Risks Relating to Our Business and Our Industry

Our future success will largely depend on the success of Ketamir-2 and MIRA-55 and any future product candidates, which development will require significant capital resources and years of clinical development effort.

We are dependent on our current and future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

We may not successfully integrate with SKNY following our potential upcoming acquisition

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

We have significant and increasing liquidity needs and may require additional funding.

Risks Related to Development and Regulatory Approval of Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain, and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The regulatory approval processes with the FDA are lengthy and inherently unpredictable.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Risks Related to Our Reliance Upon Third Parties

We rely on, and expect to continue to rely on, third parties to conduct clinical trials for our product candidates.

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Risks Relating to the Ownership of Our Common Stock

Because of the speculative nature of an investment in our company, you may lose your entire investment.

Certain of our founding stockholders, plus our existing officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote

Risks Related to Our Operations and Financial Condition

We are an early development-stage company with no revenues. As such, our losses from operations and negative cash flows as of December 31, 2024 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

As a very early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, we have generated no revenue and have an accumulated deficit of $29.1 million through December 31, 2024, and $21.3 million through December 31, 2023. We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the third quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

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

Additionally, we filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement with Rodman & Renshaw LLC, under which we may offer and sell shares of our Common Stock. The maximum amount eligible to be sold under the ATM Agreement is $75 million. However, although we have received net proceeds of $3.6 million during 2024 from the ATM, there are no assurances that we will be successful in raising any additional capital from the ATM.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that we have no revenue and incurred recurring losses from operations and cash used in operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We may not be successful in the integration of our potential acquisition of SKNY.

As discussed earlier in this Annual Report of Form 10-K, we have entered into a binding letter of intent to acquire SKNY. Integrating SKNY’s business, processes, and operations presents new risks to the business that must be managed carefully. If not, it could have a material impact on operations and cause results to differ significantly from expectations.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain operating goals and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

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

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2024, we reported a net operating cash outflow of $5.6 million and a net cash inflow from financing activities of $3.8 million. For the year ended December 31, 2023, we reported a net operating cash outflow of $4.5 million and a net cash inflow from financing activities of $8.8 million.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the timing of FDA approval, if any;

●	the DEA continuing to classify Ketamir-2 as a substance not subject to CSA;

●	the DEA continuing to classify MIRA-55 as a substance not subject to CSA;

●	the timing and amount of revenue from sales of our products, or revenue from grants or other sources;

●	the rate of progress and cost of our clinical trials and other product development programs;

●	costs of establishing or outsourcing sales, marketing, and distribution capabilities;

●	costs and timing of completion of expanded in-house manufacturing facilities as well as any outsourced commercial manufacturing supply arrangements for our product candidates;

●	costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	costs of operating as a U.S. public company;

●	the effect of competing technological and market developments;

●	personnel, facilities, and equipment requirements; and

●	the terms and timing of any additional collaborative, licensing, co-promotion, or other arrangements that we may establish.

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

Erez Aminov, our Chief Executive Officer and Chairman of our board of directors, is not employed by our company on a full-time basis. As intended to be provided in his employment agreement with our company, he works on a part-time and as-needed basis. Because he does not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of his working time to other business endeavors and may have responsibilities to other entities. Although Mr. Aminov is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Michelle Yanez, our Chief Financial Officer, is not employed by our company on a full-time basis. As intended to be provided in her employment agreement with our company, she works on a part-time and as-needed basis. Because she does not work full time for our company, instances may occur where she may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, she can become subject to conflicts of interest because she devotes part of her working time to other business endeavors and may have responsibilities to other entities. Although Mrs. Yanez is aware of her duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Risks Relating to Our Business and Our Industry

Our future viability will largely depend on the positive development of Ketamir-2 and MIRA-55, and any future product candidates, which development will require significant capital resources and years of clinical development effort.

We currently have no drug products on the market, and all of our drug development projects are in a pre-clinical stage of development or moving into clinical stages. Our business depends almost entirely on the successful pre-clinical and clinical development, FDA regulatory approval, and commercialization of our product candidates, principally Ketamir-2 and MIRA-55. Investors need to be aware that substantial additional investments including pre-clinical and clinical development and FDA regulatory submission and approval efforts will be required before we are permitted to undertake clinical studies and market and commercialize our product candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend, if approved, to market our product candidates. Before obtaining regulatory approvals for any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for its specific application. This process can take many years and may include post- marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval financing to fund our planned research, development, and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

Any positive results from future pre-clinical testing of our product candidates and potential future clinical trials may not necessarily be predictive of the results from Phase I, Phase II or Phase III clinical trials. In addition, our interpretation of results derived from clinical data or our conclusions based on our pre-clinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical testing and early phase clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that pre-clinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain product candidates may perform satisfactorily in pre-clinical studies and clinical trials but nonetheless fail to obtain FDA approval or appropriate approvals by the appropriate regulatory authorities in other countries. If we fail to produce positive results in our clinical trials for our product candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects would be materially adversely affected.

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

Should we later determine if it is in our best interest to develop a sales force, we may be unable to effectively train and equip our sales force, therefore our ability to successfully commercialize our products may be harmed.

We will be required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Ketamir-2 and MIRA-55 or our other product candidates to physicians for their approved uses. In addition, we must continue to train our sales force to ensure that a consistent and appropriate message about Ketamir-2 and MIRA-55 or our other product candidates are being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature, to help them inform and educate potential customers about the benefits of Ketamir-2 and MIRA-55 and our product candidates and its proper administration, our efforts to successfully commercialize Ketamir-2 and MIRA-55 and our product candidates could be jeopardized, which would negatively impact our ability to generate product revenues.

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by physicians and patients. We cannot assure you that our product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings required by regulatory authorities in the product label. Market acceptance can also be influenced by continued demonstrations of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care programs and private third-party payers, the price of the product, the nature of any post-approval risk, management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, an ineffective or inefficient distribution model at launch may lead to the inability to fulfill demand, and consequently a loss of revenue. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

If the price for any future approved products decreases or if government and other third-party payers do not provide coverage and adequate reimbursement levels, our revenue and prospects for profitability will suffer.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals generally must be obtained on a country-by-country basis. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for products we may market, the resulting reimbursement payment rates may require co-payments that patients find unacceptably high. Patients may not use our products if coverage is not provided, or reimbursement is inadequate to cover a significant portion of their cost.

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

The shipment, import and export of Ketamir-2 and MIRA-55 and our other product candidates require import and export licenses. In the U.S., FDA, U.S. Customs and Border Protection and the DEA, and in other countries similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process require the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting countries. We may not be granted, or if granted, maintain such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of Ketamir-2 and MIRA-55 and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in a partial or total loss of revenue from one or more shipments of Ketamir-2 and MIRA-55 or our other product candidates. A partial or total loss of revenue from one or more shipments of Ketamir-2 and MIRA-55 or our other product candidates could have a material adverse effect on our business, results of operations and financial condition. Even though the DEA has confirmed in writing that it conducted a scientific review of the chemical structure of MIRA1a and Ketamir-2 in accordance with the definitions within the CSA and its implementing regulations and determined that MIRA1a and Ketamir-2 is not a controlled substance or listed chemical, there is no assurance that the DEA may not change its position. We have filed the necessary requirements with the DEA to review MIRA-55, however, there can be no assurance that the DEA will conclude that MIRA-55 is not a controlled substance or listed chemical.

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

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business.

In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

We may acquire other companies which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire businesses, products, or technologies that we believe could complement or expand our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition or realize anticipated cost savings or synergies. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA, or other regulatory authorities, including state and local authorities, or an Institutional Review Board, or IRB, with respect to a trial at its institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

●	lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product formulation;

●	delays in obtaining regulatory authorization to commence a trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulations, including changes to requirements imposed on the extent, nature, or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing pre-clinical studies and clinical trials;

●	failure of our contract research organizations, or CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security, and recordkeeping;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with cannabinoid products generally and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols; or

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Clinical trials of synthetic cannabinoid drug candidates and ketamine analogs are novel with very limited or non-existing history; we face a significant risk that the trials will not result in commercially viable drugs and treatments.

At present, there is only a very limited documented clinical trial history from which we can derive any scientific conclusions for our product candidates or prove that our present assumptions for the current and planned research are scientifically compelling. The active pharmaceutical ingredient (or API) content shown in INDs can vary from one IND to another - hence it is not necessarily possible to extrapolate results from studies with one product and predict efficacy of safety with another product containing a similar API and different source. Whilst the principal synthetic cannabinoid component may be similar, the APIs may differ in terms of minor cannabinoid content, impurity profiles or degradant profiles. While we are encouraged by the results of clinical trials by others (where they exist), there can be no assurance that any pre-clinical study or clinical trial will result in in commercially viable drugs or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We plan to conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

● additional foreign regulatory requirements;

● foreign exchange fluctuations;

● compliance with foreign manufacturing, customs, shipment and storage requirements;

● cultural differences in medical practice and clinical research;

● diminished protection of intellectual property in some countries; and

● interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

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

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility, and we rely on outside vendors and collaborators to manufacture supplies and process our product candidates. For certain of our components or product candidates, we rely on single suppliers or manufacturers to supply or manufacture, but we plan to expand the number of suppliers and manufacturers as we advance our product candidates through clinical development. Our product candidates are not yet manufactured or processed on a commercial scale and we may remain unable to do so for any of our product candidates. Although in the future we may develop our own manufacturing facilities, we may also continue to use third parties as part of our manufacturing processes and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP.

●	Non-compliance of our third-party manufacturers with requirements of our marketing application(s). In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates.

●	Third-party manufacturers may have little or no experience with our product candidates and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

●	Third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	Third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

●	Third-party manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any.

●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state or foreign agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing processes for our product candidates.

●	Our third-party manufacturers could breach or terminate their agreements with us, and we may be required to pay fees upon suspension or termination of the agreement even if the manufacturers do not deliver adequate supply of the product candidates or their components.

●	Raw materials and components used in the manufacturing processes, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to factors beyond our control.

●	Our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over their ability to maintain adequate quality control, quality assurance and qualified personnel.

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

Our founding stockholders, which include the Bay Shore Trust, and MIRALOGX, collectively own in excess of 27% of our issued and outstanding common stock, as well as outstanding warrants. Our officers and directors also own shares of our common stock. Therefore, these entities and individuals could influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

In order to maintain and, if required, improve its disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

Item 2. Description of Property.

Refer to Note 6, “Leases” to our consolidated financial statements included in Part IV of this Report on Form 10-K, which is incorporated into this item by reference.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been public traded on The Nasdaq Capital Market under the symbol “MIRA” since August 3, 2023. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of March 28, 2025, we had approximately 55 holders of  record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

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

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA) is a clinical-stage pharmaceutical development company advancing two neuroscience programs targeting neurologic and neuropsychiatric disorders. The company holds exclusive rights in the U.S., Canada, and Mexico for Ketamir-2 and MIRA-55, two novel drug candidates designed to address unmet medical needs in pain management, depression, PTSD and cognitive function.

The U.S. Drug Enforcement Administration (DEA)’s scientific review of Ketamir-2 and MIRA-55 concluded that it would not be considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations.

We had net losses of $7.9 million and $12.0 million for the year ended December 31, 2024 and December 31, 2023, respectively.

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

Components of our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our product candidate. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	contracted research and manufacturing;

●	patent-related costs;

●	consulting arrangements; and

●	other expenses incurred to advance our research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, and travel, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Interest expense

Interest expense, net consists of accrued interest on a related party line of credit, net of earned interest income.

Results of Operations for the year ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Revenues	$-	$-

Operating costs:
General and administrative expenses	4,712,753	6,499,537
Related party travel costs	-	453,550
Research and development expenses	3,305,575	1,572,963
Total operating costs	8,018,328	8,526,049

Interest income (expense), net	165,669	(3,456,294)
Net loss attributable to common stockholders	$(7,852,659)	$(11,982,343)
Basic and diluted loss per share	$(0.51)	$(0.85)
Weighted average common stock shares outstanding	15,444,149	13,924,619

General and Administrative Expenses. We incurred $4.7 million and $6.5 million in general and administrative expenses during the year ended December 31, 2024 and December 31, 2023, respectively. General and administrative expenses in 2024 consisted of stock compensation expense of $1.9 million, payroll expense of $0.9 million, accounting and legal expenses of $0.4 million, marketing, investor relations, advertising, and general corporate expenses of $1.0 million and insurance expenses of $0.5 million. The decrease in general and administrative expenses during 2024 relate primarily to a decrease in personnel in 2024 compared to 2023 and a concerted effort to conserve cash until the shelf registration statement and at-the-market offering was put into place in August 2024.

Related Party Travel Costs. We incurred $0.5 million in related party travel costs during the year ended December 31, 2023. There were no related party travel costs incurred during the year ended December 31, 2024. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The airplane lease was terminated in March 2023, and hence, we ceased use of the airplane and there were no further costs incurred.

Interest income (expense). We earned $0.2 million, in interest income (expense) net, during the year ended December 31, 2024, which consisted of income earned from funds in a money market account. We incurred $3.5 million, in interest income (expense) net, during the year ended December 31, 2023, which consisted of $2.8 million of write-off of unamortized deferred financing costs, $0.7 million of debt issuance costs, offset by $0.02 million of interest income.

Research and Development Expenses. During the year ended December 31, 2024, we incurred $3.3 million in research and development expenses, which were primarily related to pre-IND submission work, consultants and stock compensation. During the year ended December 31, 2023, we incurred $1.6 million in research and development expenses, which were primarily related to initial payments for toxicology studies, consultants and stock compensation. The increase in research and development expenses during 2024 are related to the IND enabling studies and submission. Major components of research and development expenses during the year ended December 31, 2024 are as follows:

R&D Category	Expense
R&D consultants	$0.53 million
R&D research	$0.96 million
R&D toxicology	$1.72 million
R&D stock compensation	$0.10 million

Liquidity and Capital Resources

Since our inception in September 2020, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company and through a private placement of shares of our common stock that occurred during the fourth quarter 2021 and during 2022. We intend to finance our clinical development programs and working capital needs from existing cash, potential new sources of debt and equity financing, including the proceeds from our completed IPO in August 2023, and through proceeds of an ATM offering. We may also enter into new licensing and commercial partnership agreements.

On August 12, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of any such offering

On April 28, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, and under which various of his family members are beneficiaries (the “Bay Shore Trust”). Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5,000,000 from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering. Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in our assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of December 31, 2024, the Bay Shore Note was paid in full. In consideration of the loan facility provided by the Bay Shore Trust, we issued to the Bay Shore Trust a common stock purchase warrant on April 28, 2023, giving the Bay Shore Trust the right to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share, which warrant will expire five years after the date of grant.

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

We used $5.6 million in operating activities during the year ended December 31, 2024, compared to $4.5 million in operating activities during the year ended December 31, 2023.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $5.6 million for the year ended December 31, 2024 and an accumulated deficit of approximately $29.1 million as of December 31, 2024. As of December 31, 2024, we had cash and cash equivalents of approximately $2.8 million. We currently expect that our cash and cash equivalents be sufficient to fund our operations, development plans, and capital expenditures through at least the third quarter of 2025.

We did not have any material non-cancellable contractual obligations as of December 31, 2024.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,560,606)	$(4,532,403)
Financing activities	3,790,971	8,783,991
Net change in cash	$(1,769,635)	$4,251,588

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expense and changes in components of accounts payable and accrued liabilities.

For the year ended December 31, 2024, operating activities used $5.6 million of cash, primarily due to a net loss of $7.9 million, offset by $1.9 million in stock-based compensation expense, and a $0.4 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

For the year ended December 31, 2023, operating activities used $4.5 million of cash, primarily due to a net loss of $12 million, a $0.6 million change in accounts payable, accrued and prepaid expenses, offset by $2.5 million in stock-based compensation expense, $0.7 million in amortization of debt issuance costs, $3.5 million of interest expense, and $1.1 million of repayments under related party line of credit. Interest income (expense), net was primarily composed of debt issuance costs, offset by interest income. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024, financing activities provided $3.8 million of cash, resulting primarily from $3.6 million in proceeds from sale of common stock, less offering costs, $0.1 million from the Bay Shore Trust short-swing disgorgement, and $0.03 million in advances from related party.

For the year ended December 31, 2023, financing activities provided $8.8 million of cash, resulting primarily from $7.7 million in proceeds from sale of common stock, less offering costs and $2.1 million in advances from related party line of credit, offset by $1.1 million of repayments under related party line of credit.

We currently anticipate that we will seek to monetize our product candidates, Ketamir-2 and MIRA-55, at the end of our planned Phase II studies. Prior to that time, we anticipate that additional capital may be required to support ongoing activities and further phases of development. Should that be required, our available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. In addition, there can be no assurance that additional funding, when and if required, will be available at commercially favorable terms, if at all.

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

We believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due into the third quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements appearing at the end of this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Summary of Critical Accounting Policies and Estimates

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

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the reports of Salberg & Company P.A for the year ended December 31, 2024 and Cherry Bekaert for the year ended December 31, 2023, our independent registered public accounting firms, for the respective years ended listed above, are set forth on pages F-1 through F-22 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. During 2024, we designed and implemented new and enhanced controls to strengthen our internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements were sufficient to remediate previously identified material weaknesses.

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and emerging growth companies (“EGC’s”) are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Erez Aminov	47	Chief Executive Officer and Chairman
Michelle Yanez	53	Chief Financial Officer, Secretary and Treasurer
Matthew Pratt Whalen	45	Director
Matthew Paul Del Giudice, M.D.	43	Director
Denil Nanji Shekhat, M.D.	44	Director
Edward MacPherson	36	Director

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

Michelle Yanez, MBA has served as our Chief Financial Officer since April 2023, prior to which she served as our Corporate Controller since May 2022. Ms. Yanez is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceutical, and life science companies. Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees. Since June 2024, Ms. Yanez also serves as Chief Financial Officer for Telomir Pharmaceuticals (Nasdaq: TELO), a pre-clinical-stage pharmaceutical company, seeking to lead development in age-reversal science, by focusing on the development of a novel small molecule designed to lengthen the DNA’s protective telomere caps, which are crucial in the aging process. From May 2002 until its acquisition in April 2022, Ms. Yanez held various leadership positions at BioDelivery Sciences International, Inc. (Nasdaq: BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BioDelivery Sciences in April 2022. Ms. Yanez also serves as a non-employee director of Inhibitor Therapeutics, Inc. (OTCQB: INTI), a publicly traded pharmaceutical development company focused on therapeutics for certain cancers and non-cancerous proliferation disorders, since December 2022. Ms. Yanez is also Co-Founder and Chief Financial Officer of Santander Pharma Consulting, a privately held life sciences consulting firm that provides business development and commercial strategy services to pharmaceutical, medical device, and life science companies offering guidance throughout all stages of commercial development, from inception to product launch, since February 2024. Ms. Yanez earned her B.A. in Business Management from University South Florida and further distinguished her acumen with an MBA in Strategic Leadership from Rutgers School of Business, Cum Laude.

Matthew Pratt Whalen, CPA, is a Certified Public Accountant with over two decades of experience in public accounting and corporate finance. Mr. Whalen currently serves as the Chief Financial Officer of Power Digital Marketing Inc., an industry leading digital marketing agency, where he has driven significant revenue growth and led key financial transactions. Specifically, Mr. Whalen oversees the finance team, manages tax and audit relationships, and handles treasury management. Prior to joining Power Digital, from 2010 to May 2021, Mr. Whalen was the Chief Financial Officer of MRC Smart Technology Solutions, a subsidiary of Xerox Corporation where he played a pivotal role in growing the company’s revenue and managed diverse teams across multiple departments. Mr. Whalen holds a B.A. in Accounting from the University of San Diego and is a Certified Public Accountant in California. Mr. Whalen has also served on the Finance Committee of United Way San Diego. We believe that Mr. Whalen is qualified to serve as one of our directors based on his extensive experience in finance and as a Certified Public Accountant. Mr. Whalen has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq TELO)

Dr. Matthew Paul Del Giudice joined our company as a director in March 2024. Dr. Del Giudice has practiced as a radiologist since 2014. He currently serves as a general overnight emergency radiologist at the Cleveland Clinic and as a real estate investor with Comfort Living, LLC. Prior to joining the Cleveland Clinic, from March 2021 to May 2022, Dr. Del Giudice was a general radiologist with Radiology and Imaging Specialists in Lakeland, Florida. From July 2015 to February 2021, Dr. Del Giudice was a radiologist with Radiology Partners Phoenix, and from July 2014 to June 2015, he practiced as a musculoskeletal radiologist at the University of Arizona Health Sciences Center - Tucson. Dr. Del Giudice received his B.S. from the University of Illinois at Urbana-Champaign, his M.D. from Loyola University Stritch School of Medicine, completed his radiology residency at Loyola University Medical Center, and his musculoskeletal radiology fellowship at the University of Arizona Health Sciences Center - Tucson. Dr. Del Giudice is licensed to practice medicine in Florida and Ohio.

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

Key Consultants

On March 8, 2024, and subsequently amended on January 24, 2025, we entered into an Amended and Restated Consulting Agreement with Angel Pharmaceutical Consulting & Technologies Ltd., an Israeli consulting firm (“APCT”). All services provided to our company by APCT (which began in October 2023) are provided directly by Dr. Itzchak Angel, who shall be our Chief Scientific Advisor. Dr. Angel has over 30 years of experience in the pharmaceutical industry, guiding strategic drug and business development initiatives in both large and emerging companies.

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

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Matthew Whalen, Dr. Matthew Del Giudice, Dr. Denil Shekhat and Edward MacPherson do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent directors under the Nasdaq Listing Rules.

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

Audit Committee

Our audit committee consists of Matthew Whalen, Dr. Denil Shekhat and Edward MacPherson, with Matthew Whalen serving as the chair of the audit committee. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations, including Rule 10A-3(b)(1) under the Exchange Act. Each member of our audit committee also meets the financial literacy requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Michael Jerman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dr. Matthew Del Giudice and Dr. Denil Shekhat with Dr. Matthew Del Giudice serving as the chair of the nominating and corporate governance committee. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations.

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

Director Compensation

We did not provide any cash compensation to any of our directors during the year ended December 31, 2024 in their capacity as directors. However, on April 25, 2024, Matthew Del Giudice, Edward MacPherson, and Denil Shekhat were granted an option to purchase up to 50,000 shares of our common stock under the 2022 Omnibus Plan for joining the board. Additionally, on December 6, 2024, each non-employee director was granted an additional option to purchase up to 25,000 shares of our common stock under the 2022 Omnibus Plan. Each such option vested in terms ranging from immediate vesting to one year following the grant. Each grant has a 10-year term.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for the following persons: (i) all persons serving as our principal executive officers during 2024 and (ii) the most highly compensated of our other executive officers who received compensation during 2024 of at least $100,000 and who were executive officers on December 31, 2024. We refer to these persons as our “named executive officers” elsewhere in this Report. Our “named executive officers” and their positions are as follows:

●	Erez Aminov, Chief Executive Officer and Chairman;
●	Michelle Yanez, MBA, Chief Financial Officer, Secretary and Treasurer.

Summary Compensation Table

The following table shows the compensation paid by us during the 2024 and 2023 fiscal years to our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Erez Aminov,	2024	259,999	300,000	(1)	595,000	(2)	1,919,120	-	-	66,194	(3)	3,140,313
CEO	2023	83,333	208,006	(4)	-		1,368,600	-	-	5,625	(5)	1,665,564

Michelle Yanez,	2024	158,219	-		-		258,900	-	-	26,902	(5)	444,021
CFO	2023	165,000	88,475	(4)	-		282,215	-	-	5,934	(5)	541,624

(1)	The amounts represent bonus earned as part of CEO Executive Scorecard
(2)	On December 6, 2024, Mr. Aminov was awarded an RSU Stock Award
(3)	Amount represents health insurance premiums paid, car payments, car insurance, and club memberships
(4)	Amount represents IPO bonus paid
(5)	Amounts represent health insurance premiums paid
(6)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8 to our Consolidated Financial Statements for the year ended December 31, 2024 included in this Report.

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

In March 2024, Mr. Aminov assumed the role of Chairman and on March 25, 2024, the Compensation Committee of the Board of Directors approved an increase to Mr. Aminov’s base salary of $0.08 million, bringing his total annual base salary to $0.28 million.

On December 2nd, 2024, the Compensation Committee of the Board of Directors approved a milestone payment in the amount of $0.3 million in connection with the Executive Incentive Program for Mr. Aminov tied to the completion of drug development and financing milestones as outlined in the Executive Incentive Program plan.

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

On June 26, 2024, MIRA Pharmaceuticals, Inc. (the “Company”) entered into an Amended and Restated Employment Agreement (the “Amended and Restated Employment Agreement”) that amends and restates the Employment Agreement, dated April 28, 2023, by and among the Company and Michelle Yanez, the Company’s Chief Financial Officer. Pursuant to the Amended and Restated Employment Agreement, Ms. Yanez will continue to serve as the Company’s Chief Financial Officer part-time at a reduced annual base salary of $0.14 million.

Grants of Plan-Based Awards in 2024

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Closing stock price on Award	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/Sh)	date ($/Sh)	Option Awards
Erez Aminov, CEO	3/25/2024	-	-		-	-	-	-	-		300,000	(2)	$1.16	$1.16	$319,500

	5/28/2024										379,000	(3)	$0.85	$0.85	$295,620

	12/6/2024										2,000,000	(4)	$1.19	$1.19	$1,304,000

	12/6/2024								500,000	(5)					$595,000

	CASH		$300,000	(6)

Michelle Yanez, CFO	3/25/2024	-			-	-	-	-	-		150,000	(7)	$1.16	$1.16	$159,750
	12/6/2024										150,000		$1.19	$1.19	99.150

(1)	The “Grant Date” represents the date on which the Compensation Committee of the Board took action to grant the applicable award.
(2)	The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which 50% on grant date and 50% on the first anniversary of grant date.
(3)	The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which 50% six months after grant date and 50% on the first anniversary of grant date.
(4)	The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which 50% six months after grant date and 50% on the first anniversary of grant date.
(5)	The stock awards disclosed in this item consist of Restricted Stock Units (RSU’s), as issued under our 2022 Omnibus Incentive Plan, which vest 50% on February 12, 2025 and 50% on June 6, 2025
(6)	Represents a cash award that Compensation Committee awarded based on CEO performance
(7)	The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which vest 50% on grant date, and 50% six months from grant date.

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2024.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Erez Aminov	150,000	-	-	$6.50	8/16/33	-	-	-	-
	100,000	50,000	-	$5.00	4/27/33	-	-	-	-
	150,000	150,000	-	$1.16	3/25/34	-	-	-	-
	379,000	-	-	$0.84	5/28/34	-	-	-	-
	1,000,000	1,000,000	-	$1.19	12/6/34	-	-	-	-
						250,000	$297,475	-	-

Michelle Yanez	20,000	-	-	$6.50	8/16/33	-	-	-	-
	15,556	31,111	-	$5.00	4/27/33	-	-	-	-
	6,667	3,333	-	$5.00	6/14/32	-	-	-	-
	75,000	75,000	-	$1.16	3/25/34	-	-	-	-
	-	150,000	-	$1.19	12/6/34	-	-	-	-

Option Exercises and Stock Vested

No stock options were exercised by our executive officers during the year ended December 31, 2024.

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

Shares Reserved Under the 2022 Omnibus Incentive Plan

The 2022 Omnibus Plan provides that 5,000,000 shares of our common stock are reserved for issuance under the 2022 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options. The number of shares available for issuance under our 2022 Omnibus Plan will also include an annual increase on the first day of each fiscal year equal to the lesser of:

●	500,000 shares;

●	5.0% of the outstanding shares of all class of our common stock as of the last day of the immediately preceding fiscal year; or

●	such other amount as our board of directors may determine.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Whalen	-	-	16,525	-	-	-	-
Mathew Paul Del Giudice	-	-	69,775	-	-	-	69,775
Denil Shekhat	-	-	117,400	-	-	-	117,400
Edward MacPherson	-	-	69,775	-	-	-	69,775
Dr. Christopher Chapman	24,121	-	-	-	-	-	-

(1)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8 to our Consolidated Financial Statements for the year ended December 31, 2022 included in this Report.

Christopher Chapman

On April 28, 2023, we entered into an employment agreement with Dr. Chapman, as amended on August 28, 2023, and October 13, 2023, pursuant to which Dr. Chapman served as our Executive Chairman. Dr. Chapman’s employment agreement, as amended, provided that his employment would be on a part-time basis whereby Dr. Chapman would devote time and effort to the business and affairs of the company on an as needed basis, and it further provides that such employment would be on an at-will basis and could be terminated by either Dr. Chapman or our company at any time and for any reason. Under the agreement, Dr. Chapman would receive a base salary of $0.05 million per year for a period of 90 days following the October 13, 2023 amendment, and following the 90-day period, Dr. Chapman’s base salary will increase to $0.15 million. In the event that Dr. Chapman’s employment is terminated by our company without “Cause” or is terminated by Dr. Chapman for “Good Reason”, Dr. Chapman would be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Dr. Chapman executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Dr. Chapman’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Dr. Chapman is subject. Dr. Chapman received $0.02 million in compensation related to his employment agreement in 2024.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 28, 2025
Directors and Executive Officers (1)
Erez Aminov	2,561,200	13.78%
Michelle Yanez	136,111	*
Matthew Whalen	-	*
Matthew Del Giudice	25,000	*
Denil Nanji Shekhat	41,666	*
Edward MacPherson	25,000	*
All current directors and officers as a group (6 persons) (2)	2,788,977	14.82%

5% Stockholders
Brian McNulty(3)	5,029,317	29.14%

*	Represents beneficial ownership of less than 1%

(1)	Unless otherwise denoted, the address of each noted person is 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 33131.

(2)	Includes both founders shares and shares subject to options granted under our 2022 Omnibus Plan that are exercisable as of the Beneficial Ownership Date or within 60 days of the Beneficial Ownership Date held as follows: Mr. Aminov, 2,561,200 shares and Ms. Yanez, 136,111 shares, , Dr. Del Guidice, 25,000 shares, Dr. Shekhat, 41,666 shares, Mr. MacPherson, 25,000 shares, and all current officers and directors as a group, 2,256,777 shares. Excludes shares subject to options granted under our 2022 Omnibus Plan that are not exercisable within 60 days of the Beneficial Ownership Date.

(3)	Includes (i) 10,000 shares held directly by Mr. McNulty, (ii) 2,540,270 shares held by the Bay Shore Trust, (iii) 779,047 shares held by the Celeste J Williams Lifetime QTIP Trust, (iv) 1,000,000 shares issuable pursuant to warrants held by the Bay Shore Trust that are immediately exercisable, and (v) 700,000 shares issuable pursuant to warrants held by MIRALOGX LLC, that are immediately exercisable. As trustee of the Bay Shore Trust and the Celeste J Williams Lifetime QTIP Trust, Mr. McNulty has sole voting and dispositive power over the shares held by each trust, and, as a result is deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by the trusts. The address for MIRALOGX LLC and the Bay Shore Trust is 900 West Platt Street, Suite 200, Tampa, Florida, 33606.

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

Based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2024, we believe that, during the 2023 fiscal year, all of the Company’s directors and executive officers complied with all Section 16(a) filing requirements applicable to them.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2022 Omnibus Plan as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,499,236	$2.39	412,142
Equity compensation plans not approved by security holders	-	-	-
Total	6,499,236	$2.39	412,142

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

Transactions with MIRALOGX LLC

Since January 1, 2023, MIRALOGX has advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding from MIRALOGX was $1.6 million immediately prior to being consolidated into the Bay Shore Note on June 30, 2023, and such amounts became a part of the outstanding balance of the Bay Shore Note as of June 30, 2023 and were payable under the terms of the Bay Shore Note as discussed above.

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

On November 15, 2023, we entered into a promissory note and loan agreement with MIRALOGX. Pursuant to the loan agreement, we may borrow up to $3.0 million from MIRALOGX to fund the development of licensed products under the license agreement. Together with any advance request, we will deliver to the Lender a budget for the requested advance. The budget may only include costs directly associated with preparing an IND application for KETAMIR-2, exclusive of personnel costs. Any advances made by the Lender to us pursuant to this note may be repaid by us (together with any and all interest accrued thereon) at any time without penalty or premium in accordance with the terms hereof. Amounts repaid hereunder may not be reborrowed. The loan agreement has a one-year term, and all outstanding principal and accrued but unpaid interest must be repaid in full on November 15, 2024. Interest on the amounts borrowed under the loan agreement accrues at an annual fixed rate of 8%. We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the loan agreement at any time without a prepayment fee. The Company did not borrow any funds from the MIRALOGX loan during the year ended December 31, 2024 or December 31, 2023 and the Loan Agreement expired on November 15, 2024.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and December 31, 2023 totaled $0.08 million and $0.06 million, respectively.

Additionally, the Company appointed a new audit firm, Salberg & Company P.A (“Salberg”) effective December 19, 2024. The aggregate fees billed by Salberg for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2024 totaled $0.05 million

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.

The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2024 and 2023 were $0.05 million and $0.03 million, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees.

There were no fees billed by Salberg & Company P.A for tax services.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Cherry Bekaert LLP and Salberg & Company P.A in 2024 . Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Cherry Bekaert LLP and Salberg & Company P.A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed July 28, 2023).
3.2	Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed July 28, 2023).
4.1	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.2 to Form S-1 filed July 28, 2023).
4.2	Common Stock Purchase Warrant from the Company to MIRALOGX, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 20, 2023).
4.3	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).
4.4*	Description of Securities of the Registrant
10.1+	2022 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form S-1 filed July 28, 2023).
10.2+	Form of Stock Option Award under 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1 filed July 28, 2023).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form S-1 filed July 28, 2023).
10.4	Confirmatory Patent Assignment and Royalty Agreement, dated November 1, 2021, between SRQ Patent Holdings II, LLC and MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1 filed July 28, 2023).
10.5	Amended and Restated Limited License Agreement, dated June 27, 2022, between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1 filed July 28, 2023).
10.6	Amendment No. 1, dated April 20, 2023, to Amended and Restated Limited License Agreement between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form S-1 filed July 28, 2023).
10.7+	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.7 to Form S-1 filed July 28, 2023).
10.8+	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 31, 2023).
10.9+	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Michelle Yanez (incorporated by reference to Exhibit 10.8 to Form S-1 filed July 28, 2023).
10.10	Promissory Note and Loan Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.10 to Form S-1 filed July 28, 2023).
10.11	Registration Rights Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.11 to Form S-1 filed July 28, 2023).
10.12	Agreement for Shared Lease Costs, dated April 1, 2023, between MIRA Pharmaceuticals, Inc., Telomir Pharmaceuticals, Inc., and MIRALOGX LLC (incorporated by reference to Exhibit 10.12 to Form S-1 filed July 28, 2023).

10.13	Exclusive License Agreement, by and between the Company and MIRALOGX, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 20, 2023).
10.14	Promissory Note and Loan Agreement, by and between the Company and MIRALOGX, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 20, 2023).
10.15	Amended and Restated Employment Agreement, dated June 2, 2024, by and between MIRA Pharmaceuticals, Inc. and Michelle Yanez (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 28, 2024).
10.16	At The Market Agreement, dated August 12, 2024, by and between MIRA Pharmaceuticals, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed on August 12, 2024).
10.17	Amendment to Employment Agreement, dated May 28, 2024, between MIRA Pharmaceuticals and Erez Aminov (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 13, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1 filed July 28, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.5 to Form S-1 filed July 28, 2023).
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Form S-1 filed July 28, 2023).
23.1	Consent of Cherry Bekaert LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Form S-1 filed July 28, 2023).
99.2	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form S-1 filed July 28, 2023).
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed July 28, 2023).
99.4	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.4 to Form S-1 filed July 28, 2023).
99.5	Related Person Transaction Policy and Procedures (incorporated by reference to Exhibit 99.6 to Form S-1 filed July 28, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K

Summary None.

MIRA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Mira Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mira Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2023, before the retrospective application of the expanded segment disclosure requirements described in Note 9, were audited by other auditors whose report, dated April 1, 2024, expressed an unqualified opinion, with an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, on those statements. We also audited the expanded segments disclosures described in Note 9, related to 2023 and the retrospective application of the expanded segment disclosure requirements described therein. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the expanded segment disclosures referred to above and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, raised approximately $3.6 million, used approximately $5.6 million of cash in operations and had a net loss of $7.9 million during the year ended December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

March 28, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MIRA Pharmaceuticals, Inc.

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MIRA Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes, but for the disclosures related to segment reporting described in Note 9 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the disclosures to retroactively apply the implementation of ASU 2023-07 described in Note 9 and, accordingly, we do not express an opinion or any other form of assurance with regard to Note 9 and the implementation of ASU 2023-07. The disclosures related thereto for 2023 were audited by other auditors.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2022 to 2024.

/s/ Cherry Bekaert LLP

Tampa, Florida

April 1, 2024

MIRA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,832,931	$4,602,566
Other receivables	-	11,862
Prepaid expenses	54,729	243,802
Total current assets	2,887,660	4,858,230

Operating lease, right of use assets	-	5,061
Related party receivable	35,439	69,152
Total assets	$2,923,099	$4,932,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$723,349	$538,564
Related party accrued interest	-	14,472
Current portion of operating lease liabilities	-	5,061
Total current liabilities	723,349	558,097

Total liabilities	723,349	558,097

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 16,560,852 and 14,780,885 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	1,656	1,478
Additional paid-in capital	31,335,815	25,657,930
Accumulated deficit	(29,137,721)	(21,285,062)
Total stockholders’ equity	2,199,750	4,374,346
Total liabilities and stockholders’ equity	$2,923,099	$4,932,443

See notes to consolidated financial statements

MIRA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenues	$-	$-

Operating costs:
General and administrative expenses	4,712,753	6,499,537
Related party travel costs	-	453,550
Research and development expenses	3,305,575	1,572,962
Total operating costs	8,018,328	8,526,049

Interest income (expense), net	165,669	(3,456,294)
Net loss attributable to common stockholders	$(7,852,659)	$(11,982,343)
Basic and diluted loss per share	$(0.51)	$(0.85)
Basic weighted average common stock shares outstanding	15,444,149	13,924,619

See notes to consolidated financial statements

MIRA PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2023	13,313,000	$1,331	$8,705,156	$(9,302,719)	$(596,232)
Stock-based compensation	-	-	2,550,946	-	2,550,946
Issuance of common stock at IPO, net	1,275,000	128	7,704,152	-	7,704,279
Issuance of common stock conversion of debt	157,170	16	1,100,080	-	1,100,096
Issuance of common stock	35,715	4	249,996	-	250,000
Issuance of warrants	-	-	5,347,600	-	5,347,600
Net loss	-	-	-	(11,982,343)	(11,982,343)
Balances, December 31, 2023	14,780,885	1,478	25,657,930	(21,285,062)	4,374,346
Issuance of common stock-ATM, net of offering costs	1,779,967	178	3,608,377	-	3,608,555
Payment of short swing disgorgement by Bay Shore Trust	-	-	148,703	-	148,703
Stock-based compensation	-	-	1,920,805	-	1,920,805
Net loss	-	-	-	(7,852,659)	(7,852,659)
Balances, December 31, 2024	$16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750

See notes to consolidated financial statements

MIRA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(7,852,659)	$(11,982,343)
Adjustments to reconcile net loss to net cash from operations
Non-cash interest expense	-	3,456,294
Stock-based compensation expense	1,920,805	2,550,946
Non-cash warrant expense	-	1,832,388
Non-cash investor relations fees	-	250,000
Change in operating assets and liabilities:
Right of use lease, net	-	5,500
Prepaid expenses	189,073	(243,802)
Other receivables	11,862	(11,862)
Trade accounts payable and accrued expenses	184,785	(389,524)
Related party accrued interest	(14,472)	-
Net cash used in operating activities	$(5,560,606)	$(4,532,403)

Financing activities:
Deferred offering costs	-	143,427
Repayments under related party line of credit	-	(1,142,483)
Advances from (to) affiliates	33,713	(69,152)
Advances received from related party line of credit	-	2,147,920
Bayshore Trust short-swing disgorgement	148,703	-
Proceeds from sale of common stock, less offering costs	3,608,555	7,704,279
Net cash provided by financing activities	$3,790,971	$8,783,991

Net increase (decrease) in cash	(1,769,635)	4,251,588
Cash, beginning of year	4,602,566	350,978
Cash, end of year	$2,832,931	$4,602,566

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental schedule of non-cash financing activities:
Deferred offering costs charged to additional paid-in capital	$32,500	$426,345

See notes to consolidated financial statements

MIRA PHARMACEUTICALS, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing and investing activities:

The Company recorded deferred offering costs of $32,500 during the year ended December 31, 2024 in association with the At the Market Agreement and charged these costs to additional paid in capital.

The Company recorded the fair value of a total of 1,000,000 shares of common stock issued to Bay Shore Trust during the year ended December 31, 2023 which totaled approximately $3.5 million to deferred finance costs. The Company had amortized approximately $0.7 million of deferred offering costs as non-cash amortization of debt issuances costs in accordance with Generally Accepted Accounting Principles (“GAAP”). As of December 31, 2023, this agreement was paid in full. This resulted in a write-off of unamortized deferred financing costs, in the amount of $2.8 million which was recorded as interest expense.

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

On November 15, 2023, the Company entered a warrant agreement and recorded the fair value of a total of 700,000 shares of common stock issued to MIRALOGX, LLC which totaled $1,832,600 to expense.

See notes to consolidated financial statements

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA) is a clinical-stage pharmaceutical development company advancing two neuroscience programs targeting neurologic and neuropsychiatric disorders. The company holds exclusive rights in the U.S., Canada, and Mexico for Ketamir-2 and MIRA-55, two novel drug candidates designed to address unmet medical needs in pain management, depression, PTSD and cognitive function.

The U.S. Drug Enforcement Administration (DEA)’s scientific review of Ketamir-2 and MIRA-55 concluded that it would not be considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations.

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

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-273024), originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on August 2, 2023. The common stock began trading on The Nasdaq Capital Market on August 3, 2023 under the symbol “MIRA”. The closing of the IPO occurred on August 7, 2023. (See Note 8 “Common Stock”).

As of the completion of the IPO, among other things, certain of the Company’s then-outstanding convertible debt was converted into shares of common stock. See Note 4 for more information.

Basis of Presentation

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. There is no impact to total cash flows from operations as a result of this reclassification. Specifically, the Company reclassed certain non-cash expenses related to related party line of credit included in “Change in operating assets and liabilities” to “Adjustments to reconcile net loss to net cash from operations”

Revenue recognition

The Company currently has no source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company.

Income taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

General and administrative expenses

General and administrative expenses are primarily comprised of personnel costs, marketing expenses, amortization, insurance expenses, professional services fees, travel and office expenses, and stock-based compensation

Leases

The Company has accounted for leases under the provisions of FASB ASC Topic 842, “Leases”, which requires the Company to recognize right-to-use (ROU) assets and lease liabilities for operating leases on the balance sheet.

Use of estimates

The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include stock-based compensation and the deferred tax asset valuation allowance.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions are insured by the FDIC up to $250,000. On December 31, 2024, the Company had cash in excess of FDIC limits of approximately $2.3 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Operating Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance.  When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification;  using this information to make decisions on a company-wide basis.

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

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

Earnings per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the year ended December 31, 2024 and December 31, 2023 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. As of December 31, 2024 there were 1,763,750 stock warrants and 4,235,666 stock options that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect. As of December 31, 2023 there was 1,763,750 stock warrants and 1,215,001 stock options that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its consolidated financial statements. See Note 9.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard will be effective beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of December 31, 2024, the Company had cash of approximately $2.8 million, and historically the Company has had no revenues. The Company raised capital of approximately $3.8 million in 2024 and used approximately $5.6 million of cash in operations during the year ended December 31, 2024, had a net loss of $7.9 million in 2024 and had stockholders’ equity of approximately $2.2 million at December 31, 2024, versus stockholders’ equity of approximately $4.4 million at December 31, 2023.

Historically, the Company has been primarily engaged in developing Ketamir-2 and MIRA-55. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings-see Note 4, and initial public offering – see Note 1. The Company maintains an effective shelf registration statement with the SEC for the issuance of shares of common stock under various types of equity offerings, including the shares of common stock under our ATM equity program (Note 8). The Company expects to be able to fund operations through the third quarter of 2025, with the cash on hand. However, the Company has the ability to issue common stock under its shelf registration statement to assist in liquidity needs.

As of the date of filing this Report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. License agreement, related party:

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”), entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one (sometimes referred to by the Parties as “M209” or “KETAMIR-2”) (“the Product”) as an active agent in North America. (the “Territory”). The exclusive license in the License Agreement includes the right of the Company to sublicense the licensed intellectual property. The Company and MIRALOGX have the same founder, who is also our largest shareholder and thus MIRALOGX is considered a related party.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 4. Debt, related party:

MIRALOGX

On November 15, 2023, the Company entered into a Promissory Note and Loan Agreement (the “Loan Agreement”) with MIRALOGX.

Pursuant to the Loan Agreement, the Company could borrow up to $3.0 million from MIRALOGX to fund the development of licensed products under the License Agreement (the “Loan”).

The Loan Agreement had a one-year term, and all outstanding principal and accrued but unpaid interest had to be repaid in full on November 15, 2024. However, the Company did not borrow any funds from the MIRALOGX loan during the year ended December 31, 2024 or December 31, 2023 and the Loan Agreement expired on November 15, 2024.

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

In April 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by the largest shareholder of the Company. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO.

The Bay Shore Note replaced the revolving credit facility that the Company entered into with Starwood Trust, and pursuant to which the Company had an outstanding principal balance of $0.2 million as of the date of the Bay Shore Note (which outstanding balance was retired with an advance under the Bay Shore Note).

In consideration of the loan facility provided by the Bay Shore Trust, in April 2023, the Company issued to the Bay Shore Trust a common stock purchase warrant giving the Bay Shore Trust the right to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share, which warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company registered for resale the shares issuable upon the exercise of the warrant in December 2023. See Note 8 for additional details related to these warrants.

On July 20, 2023, the Company entered into a conversion agreement with the Bay Shore Trust under which the Bay Shore Trust had agreed to convert, upon the completion of the IPO, $1.1 million of the outstanding principal balance of the Bay Shore Note into shares of the Company’s common stock at a conversion price equal to the Company’s IPO price, which resulted in the issuance of 157,170 shares to the Bay Shore Trust. On August 14, 2023, the Company paid $1.0 million in full to Bay Shore Trust, which was the amount due. The Company also paid accrued interest of $0.03 million. Both amounts are recorded in the accompanying statement of operations for the year ended December 31, 2023 as interest expense. The remaining amount of $0.01 million in accrued interest due to Bay Shore Trust was paid as of December 31, 2024, as reflected in the accompanying financial statements, and the Note is no longer active.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 5. Related party transactions:

Due from Related Party - As of the year ended December 31, 2023, the Company paid $0.07 million to vendors on behalf of a related party. During the year ended December 31, 2024, related parties made payments on behalf of the Company in the amount of $0.03 million for wages of personnel working with the Company which is classified as advances from affiliates in the statement of cash flows and offset against the related party receivable on the balance sheet. As of December 31, 2024, $0.04 million remains outstanding as a related party receivable.

Travel expenses - In April 2021, the Company entered into an airplane lease with an entity under common control that the Company incurred approximately $0.05 million of lease charges per month. The Company terminated the lease March 31, 2023, without any penalties. The Company may continue to incur related party travel-related expenses as they occur, which will be recorded in Related Party Travel Costs, in the statement of operations. During the year ended December 31, 2023, the Company incurred $0.5 million, for travel-related expenses to the related party for monthly rental charges and airplane-related expenses. There were no such travel-related expenses in 2024.

License agreement - See Note 3.

Line of credit - See Note 4.

Stock settlement agreement- See Note 8

Note 6. Leases:

The Company’s former corporate headquarters were located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2021 and ended April 2024. The lease was not renewed after April 2024. In April 2024, the Company moved to a virtual office model and does not have a physical office space as of December 31, 2024

The Company had leased an office in Tampa, Florida, for its finance and general operations, which began in March 2022 for 37 months. On December 1, 2023, the Company formally terminated the lease with the landlord. There was a remaining deposit due from the landlord to the Company of $0.005 million, which is recorded in accounts receivable in the accompanying balance sheet as of December 31, 2023. As of December 31, 2024, the amount was collected.

The Company also leased a jet (Note 5) from a related party, which terminated on March 31, 2023.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs in 2023 related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2024
Lease costs
Operating lease costs	$5,092	$200,283
Variable lease costs	-	311,126
Total lease cost	$5,092	$511,409

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2024	2023
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,092	$511,409

Note 7. Income taxes:

The significant components of the Company’s net deferred tax assets are as follows as of December 31:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carry-forward	$4,555,400	$2,430,529
Section 174 Qualified Research Expenditures	1,232,033	533,159
Stock compensation	1,099,090	650,018
ROU liability	-	1,291
R&D Credit	38,640	-
Other	-	204
	6,925,163	3,615,201
Less: valuation allowance	(6,925,163)	(3,613,901)
	-	1,291
Deferred tax liabilities
ROU asset	-	(1,291)
Total net deferred tax asset	$-	-

Beginning in 2022, in accordance with Internal Revenue Code Section 174, Qualified Research Expenditures are capitalized for tax purposes and amortized over a period of five years. Accordingly, for income tax purposes, and as of December 31, 2024 and December 31, 2023, the Company has recorded a deferred tax asset totaling approximately $1.2 million and $0.5 million, respectively, related to the timing difference between GAAP and Tax recognition of these expenditures.

The components of the provision for income taxes consist of the following:

	December 31,
	2024	2023
Deferred tax:
Deferred	(3,311,252)	(1,829,030)
Change in valuation allowance	3,311,252	1,829,030
Total deferred	-	-
Total provision for income taxes	$-	$-

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets generated by net operating loss carryforwards as it has determined that such amounts may not be recognizable, given the historical losses of the Company to date. As of December 31, 2024, the Company has a cumulative federal net operating loss carryforward of approximately $18.0 million. The net operating loss carryforwards have no expiration date.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2024
	Amount	Rate
Book Loss	$7,852,659

Tax Benefit at U.S. Federal Statutory Rate	(1,649,058)	21.00%
State Taxes, Net of Federal Benefit	(341,591)	4.35%
Change in Valuation Allowance	3,311,262	(42.17)%
Permanent Items	(1,320,612)	16.82%
Net actual effective rate	$-	-%

Note 8. Stockholders’ equity:

Capital stock

The Company has the authority to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated preferred stock (as amended and restated on June 28, 2023), whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Reverse stock-split

Effective June 28, 2023, the Company completed a 1-for-5 reverse stock split of its outstanding common stock upon the filing of the Company’s Third Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding options and warrants, and the exercise prices of such options and warrants, have been adjusted to reflect the reverse stock split. All share and per share information in the accompanying financial statements have been retrospectively adjusted to reflects the reverse stock split.

Common Stock

At IPO in August 2023, 1,275,000 shares of the Company’s common stock were issued at a price of $7.00 per share which resulted in gross proceeds of $8.9 million and net proceeds of $7.7 million to the Company after the underwriter discount but before other IPO related expenses.

Additionally, the Company issued its former investor relations firm $0.25 million worth of restricted common stock upon closing of the IPO, which resulted in issuance of 35,715 shares of stock.

On August 12, 2024, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “Manager”), under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $19,268,571. On September 24, 2024, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $75 million. As of December 31, 2024, under the ATM Agreement, the Company has sold 1,779,967 shares of Common Stock in 2024 at an average price per share of $1.65 and received net proceeds of approximately $3.6 million, after deducting commissions and other fees of $0.13 million.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Stock settlement agreement

On April 24, 2024 the Company settled a claim submitted by certain shareholders under Section 16 of the Securities Exchange Act involving the Company that claimed illegal profits were earned on stock transactions involving insiders of the Company. After investigation, the Company informed the insider, Bay Shore Trust, of the claim and came to agreement with the shareholders, whereby requiring the disgorgement of profits by the insider back to the Company in the amount of $148,703, which was recorded in additional paid in capital in the accompanying financial statements.

2022 Omnibus Incentive Plan

In June 2022, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2022 Omnibus Incentive Plan, as amended and restated in August 2023, (“2022 Omnibus Plan”). The 2022 Omnibus Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants. On September 12, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”) in which it was voted upon to increase the shares provided under the plan from 2,000,000 shares to 5,000,000 shares as summarized below.

The 2022 Omnibus Plan provides that 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2022 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options.

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

During the year ended December 31, 2024, a total of 3,599,000 options to purchase Common Stock, with an aggregate fair market value of approximately $2.79 million were granted to the Company’s executive officers, management, and consultants of the Company. Options have a term of 10 years from the grant date. These options vest in various terms ranging from immediate vesting upon grant to the second anniversary of the grant date.

As of December 31, 2024 options exercisable totaled 2,348,720. The Company recognized approximately $1.9 million in stock-based compensation in 2024. There was approximately $1.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed through the second quarter of 2026.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following is option activity during the year ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as January 1, 2023	750,000	$5	9.4	$--
Options granted	635,001	$5.55	-	$-
Forfeitures	(170,000)	$5	-	$-
Outstanding as December 31, 2023	1,215,001	$5.29	8.7	$-
Options granted	3,599,000	$1.15	-	$-
Expired	(268,886)	$5.05	-	$-
Forfeitures	(309,449)	$4.68	-	$-
Outstanding as December 31, 2024	4,235,666	$1.83	9.2	$135,200
Exercisable, December 31, 2024	2,348,720	$2.23	8.6	$120,886

Key assumptions used to value stock options during the year ended December 31, 2024 are as follows:

Expected volatility	58.46-152.45%
Risk-free interest rate	3.49-4.56%
Exercise Price	$ 0.71 - $1.57
Expected term (years)	5-5.5 years
Dividend yield	-

During the year ended December 31, 2024, a total of 500,000 restricted stock units (“RSU”), with an aggregate fair market value of approximately $0.6 million were granted to the Company’s Chief Executive Officer under the 2022 Omnibus Incentive Plan. These RSU’s vest as follows: (i) 50% on February 12, 2025 (ii) 50% at 6-month anniversary of date of grant. The awards were fair valued using the closing price of the stock of $1.19 on December 6th, 2024.

As of December 31, 2024, there was approximately $0.5 million unrecognized compensation cost related to unvested RSU’s awards granted. These costs will be expensed in 2025.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following is RSU activity during the year ended December 31, 2024:

Number of Restricted Shares
Outstanding as December 31, 2023	-
RSU’s granted	500,000
Expired	-
Forfeitures	-
Outstanding as December 31, 2024	500,000

Warrants

In connection with various transactions and the IPO summarized below, the Company issue stock warrants. Warrant activity for the year ended December 31, 2024 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Warrants	Price	Term (Years)	Intrinsic Value
Balance Outstanding as January 1, 2023	-	$-	-	-
Granted	1,763,570	$3.88	5.0	-
Balance Outstanding as December 31, 2023	1,763,570	$3.88	4.6	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Balance Outstanding as December 31, 2024	1,763,570	$3.88	3.6	-
Exercisable, December 31, 2024	1,763,570	$3.88	3.6	-

MIRALOGX warrants

The Company issued to MIRALOGX a common stock purchase warrant on November 15, 2023 giving MIRALOGX the right to purchase up to 700,000 shares of common stock at an exercise price of $2.00 per share. This warrant will expire five years after the date of grant.

The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $1.8 million of warrant value. This cost was recorded in General and Administrative expenses on the accompanying statement of operations and additional paid in capital on the accompanying balance sheet as of December 31, 2023

Key assumptions used to value warrants in November 2023 are as follows

Expected price volatility	127.11%
Risk-free interest rate	4.52%
Fair Market Value of underlying Common Stock	$2.95
Expected Term in years	5 years
Dividend yield	-

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $3.5 million of deferred financing costs. This cost was recorded as deferred financing costs and additional paid in capital on the accompanying balance sheet and is amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs is recorded to interest expense on the 2023 condensed income statement of operations.

Subsequent to the IPO, the Bay Shore Trust line of credit was paid in full early, resulting in $2.8 million remaining in deferred financing costs. These costs were recorded as interest expense on the accompanying statement of operations with the offsetting entry clearing the balance of amortization in deferred finance costs.

Key assumptions used to value warrants in April 2023 are as follows

Expected price volatility	88.01%
Risk-free interest rate	3.51%
Fair Market Value of underlying Common Stock	$1.00
Expected Term in years	5 years
Dividend yield	-

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

Key assumptions used to value underwriter warrants in August 2023 were as follows:

Expected price volatility	98.53%
Risk-free interest rate	4.16%
Fair Market Value of underlying Common Stock	$5.297
Expected Term in years	5 years
Dividend yield	-

MIRA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9. Segment Information

The Company operates in one reportable segment related to the development and commercialization of pharmaceuticals targeting neurologic and neuropsychiatric disorders. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 1. The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. The measure of segment assets is reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Years Ended December 31,
	2024	2023
Revenues	$—	$—
Less segment expenses:
Research and development	3,305,575	1,572,962
General and administrative	4,712,753	6,499,537
Loss from operations	$8,018,328	8,526,049
Plus:
Interest income (expense)	165,669	(3,456,294)
Segment Net loss	$7,852,659	$11,982,343

Note 10. Subsequent Events

Acquisition Letter of Intent

On March 19, 2025, MIRA Pharmaceuticals, Inc. (the “Company”) entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, to acquire SKNY through a stock exchange transaction (the “Acquisition”). The acquisition will bring SKNY-1, a novel oral drug candidate targeting weight loss and smoking cessation—two of the leading causes of preventable death—into MIRA’s development pipeline. As part of the agreement, SKNY will provide a $5 million capital infusion in cash or cash equivalents, further strengthening MIRA’s financial position and supporting future growth initiatives.

SKNY holds exclusive rights to its compounds in the United States, Canada, and Mexico which is license from Miralogx, a related party of the Company. Under the terms of the LOI, SKNY will merge into the Company through a stock exchange, with each outstanding share of SKNY’s common stock being exchanged for shares of MIRA’s common stock. The exact exchange ratio will be determined by an independent third-party valuation firm (the “Independent Valuator”) based on the relative values of both companies. The completion of the Acquisition is contingent upon the Independent Valuator determining that SKNY’s valuation is at least equal to or greater than that of the Company.

Both parties have agreed to a 90-day mutual due diligence period, during which they will work in good faith to negotiate and execute a definitive stock purchase agreement and any related transaction documents. Upon completion of the Acquisition, all of SKNY’s assets, including its drug candidates, will become wholly owned by MIRA, further expanding the Company’s development pipeline

ATM Offering

From January 1, 2025 through March 28, 2025, under the ATM Agreement, the Company sold and issued 2,802 shares of Common Stock at an average price per share of $1.33, and received net proceeds of approximately $0.003 million, after deducting commissions and other fees of $0.0003 million.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: March 28, 2025	By:	/S/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Michelle Yanez
	Name:	Michelle Yanez
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Aminov	Chief Executive Officer and Chairman	March 28, 2025
Erez Aminov

/s/ Michelle Yanez	Chief Financial Officer	March 28, 2025
Michelle Yanez

/s/ Matthew Whalen	Director	March 28, 2025
Matthew Whalen

/s/ Matthew Del Giudice	Director	March 28, 2025
Matthew Del Giudice

/s/ Denil Shekhat	Director	March 28, 2025
Denil Shekhat

/s/ Edward MacPherson	Director	March 28, 2025
Edward MacPherson

88