Form 10-K/A
period 2024-12-31
MIRA PHARMACEUTICALS, INC.
filed 2025-04-15
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 28, 2025 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include Exhibit 97.1 to the exhibits included in the Annual Report.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Registrant is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K/A.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed July 28, 2023).
3.2	Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed July 28, 2023).
4.1	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.2 to Form S-1 filed July 28, 2023).
4.2	Common Stock Purchase Warrant from the Company to MIRALOGX, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 20, 2023).
4.3	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).
4.4*	Description of Securities of the Registrant
10.1+	2022 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form S-1 filed July 28, 2023).
10.2+	Form of Stock Option Award under 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1 filed July 28, 2023).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form S-1 filed July 28, 2023).
10.4	Confirmatory Patent Assignment and Royalty Agreement, dated November 1, 2021, between SRQ Patent Holdings II, LLC and MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1 filed July 28, 2023).
10.5	Amended and Restated Limited License Agreement, dated June 27, 2022, between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1 filed July 28, 2023).
10.6	Amendment No. 1, dated April 20, 2023, to Amended and Restated Limited License Agreement between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form S-1 filed July 28, 2023).
10.7+	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.7 to Form S-1 filed July 28, 2023).
10.8+	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 31, 2023).
10.9+	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Michelle Yanez (incorporated by reference to Exhibit 10.8 to Form S-1 filed July 28, 2023).
10.10	Promissory Note and Loan Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.10 to Form S-1 filed July 28, 2023).
10.11	Registration Rights Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.11 to Form S-1 filed July 28, 2023).
10.12	Agreement for Shared Lease Costs, dated April 1, 2023, between MIRA Pharmaceuticals, Inc., Telomir Pharmaceuticals, Inc., and MIRALOGX LLC (incorporated by reference to Exhibit 10.12 to Form S-1 filed July 28, 2023).

10.13	Exclusive License Agreement, by and between the Company and MIRALOGX, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 20, 2023).
10.14	Promissory Note and Loan Agreement, by and between the Company and MIRALOGX, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 20, 2023).
10.15	Amended and Restated Employment Agreement, dated June 2, 2024, by and between MIRA Pharmaceuticals, Inc. and Michelle Yanez (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 28, 2024).
10.16	At The Market Agreement, dated August 12, 2024, by and between MIRA Pharmaceuticals, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed on August 12, 2024).
10.17	Amendment to Employment Agreement, dated May 28, 2024, between MIRA Pharmaceuticals and Erez Aminov (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 13, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1 filed July 28, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.5 to Form S-1 filed July 28, 2023).
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Form S-1 filed July 28, 2023).
23.1*	Consent of Cherry Bekaert LLP (filed as Exhibit 23.1 to Form 10-K filed March 28, 2025)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 23.1 to Form 10-K filed April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Form S-1 filed July 28, 2023).
99.2	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form S-1 filed July 28, 2023).
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed July 28, 2023).
99.4	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.4 to Form S-1 filed July 28, 2023).
99.5	Related Person Transaction Policy and Procedures (incorporated by reference to Exhibit 99.6 to Form S-1 filed July 28, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Denotes management contract or compensatory plan or arrangement.
*	Previously filed or furnished with our Annual Report on Form 10-K filed with the Commission on March 28, 2025.
**	Furnished herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: April 15, 2025	By:	/s/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer