Form 10-Q
period 2025-03-31
MIRA PHARMACEUTICALS, INC.
filed 2025-05-14
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 16,919,623 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,206,285	$2,832,931
Prepaid expenses	158,614	54,729
Total current assets	1,364,899	2,887,660
Related party receivable	35,439	35,439
Total assets	$1,400,338	$2,923,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,673	$423,349
Accrued liabilities	5,500	300,000
Total current liabilities	106,173	723,349
Total liabilities	$106,173	$723,349

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 16,813,654 and 16,560,852 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	1,682	1,656
Additional paid-in capital	32,213,983	31,335,815
Accumulated deficit	(30,921,500)	(29,137,721)
Total stockholders’ equity	1,294,165	2,199,750
Total liabilities and stockholders’ equity	$1,400,338	$2,923,099

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$-	$-

Operating costs:
General and administrative expenses	1,490,796	1,005,911
Research and development expenses	314,404	762,276
Total operating costs	1,805,200	1,768,187

Interest income	21,421	50,416
Net loss attributable to common stockholders	$(1,783,779)	$(1,717,771)
Basic and diluted loss per share	$(0.11)	$(0.15)
Weighted average common stock shares outstanding	16,645,119	14,780,885

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346

Stock-based compensation	-	-	500,210	-	500,210
Net loss	-	-	-	(1,717,771)	(1,717,771)
Balances, March 31, 2024	14,780,885	1,478	$26,158,140	(23,002,833)	$3,156,785

Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock for cash	2,802	1	$3,381	-	$3,381
Shares issued for vested RSUs	250,000	25	(25)	-	-
Stock-based compensation	-	-	874,812	-	874,812
Net loss	-	-	-	(1,783,779)	(1,783,779)
Balances, March 31, 2025	16,813,654	1,682	32,213,983	(30,921,500)	1,294,165

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,783,779)	$(1,717,771)
Adjustments to reconcile net loss to net cash from operations
Stock-based compensation expense	874,812	500,210
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(617,176)	97,697
Prepaid expenses	(103,884)	58,466
Other receivables	-	11,862
Net cash flows from operating activities	$(1,630,027)	$(1,049,536)

Financing activities:
Advances to affiliates	-	(24,335)
Proceeds from sale of common stock, less offering costs	3,381	-
Net cash flows provided by (used in) financing activities	$3,381	$(24,335)

Net change in cash and cash equivalents	(1,626,646)	(1,073,871)
Cash and cash equivalents, beginning of period	2,832,931	4,602,566
Cash and cash equivalents, end of period	$1,206,285	$3,528,695
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Operating updates

Acquisition letter of intent

On March 19, 2025, we entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, to acquire SKNY through a stock exchange transaction (the “Acquisition”). The Acquisition will bring SKNY-1, a novel oral drug candidate targeting weight loss and smoking cessation-two of the leading causes of preventable death-into MIRA’s development pipeline. Under the LOI, SKNY will provide a $5 million capital infusion in cash or cash equivalents, further strengthening MIRA’s financial position and supporting future growth initiatives.

SKNY holds exclusive rights to its compounds in the United States, Canada, and Mexico which is license from Miralogx, a related party of the Company. Under the terms of the LOI, SKNY will merge into us through a stock exchange, with each outstanding share of SKNY’s common stock being exchanged for shares of our common stock. The exact exchange ratio will be determined by an independent third-party valuation firm (the “Independent Valuator”) based on the relative values of both companies. The completion of the Acquisition is contingent upon the Independent Valuator determining that SKNY’s valuation is at least equal to or greater than that of ours.

We expect to account for the Acquisition as an asset acquisition and the purchase price and related costs will be allocated to the various assets on a relative fair value basis in accordance with FASB ASC 805, Business Combinations. Upon completion of the Acquisition, all SKNY’s assets, including its drug candidates, will become wholly owned by us, further expanding our development pipeline. On May 8, 2025, we announced that our Board of Directors had approved our planned acquisition of SKNY Pharmaceuticals, Inc. (the “Merger”), following the completion of independent valuation reports on both companies. The Merger remains subject to MIRA and SKNY’s shareholder approval.

Basis of presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On March 31, 2025, the Company had cash in excess of FDIC limits of approximately $1.0 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the period ended March 31, 2025 and March 31, 2024 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the three months ended March 31, 2025 and 2024, outstanding aggregate stock options and warrants of 6,215,904 and 3,551,904 respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Note 2. Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of March 31, 2025, the Company had cash of approximately $1.2 million, and historically the Company has had no revenues. The Company has used approximately $1.6 million of cash in operations during the three months ended March 31, 2025, had a net loss of approximately $1.8 million in the three months ended March 31, 2025 and had stockholders’ equity of approximately $1.3 million at March 31, 2025, versus stockholders’ equity of approximately $2.2 million at December 31, 2024.

Historically, the Company has been primarily engaged in developing Ketamir-2 and MIRA-55. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. The Company maintains an effective shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of shares of common stock under various types of equity offerings, including the shares of common stock under our At The Market (ATM) equity program (Note 5). The Company expects to be able to fund operations to the third quarter of 2025, with the cash on hand. However, the Company has the ability to issue common stock under its shelf registration statement to assist in liquidity needs.

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

Note 3. License agreement, related party:

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize Ketamir-2, a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one as an active agent in the United States, Canada and Mexico (the “Territory”). The exclusive license in the License Agreement includes the right of the Company to sublicense the licensed intellectual property. The Company and MIRALOGX have the same founder, who is also our largest shareholder and thus MIRALOGX is considered a related party.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

Note 4. Related party transactions:

Due from related parties – Amounts due from MIRALOGX as of March 31, 2025 and December 31, 2024, which are presented as a related party receivable, in the accompanying condensed balance sheets, totalled $0.04 million. These aforementioned amounts are composed of accounts payable paid on behalf of a related party, specifically research and development payables. There has been no related party activity since December 31, 2024.

License agreement - See Note 3.

Note 5. Stockholders’ equity:

Capital stock

The Company has the authority to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated Preferred Stock, whose rights and privileges will be defined by the Board of Directors when a series of Preferred Stock is designated.

On August 12, 2024, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC, under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $19,268,571. On September 24, 2024, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $75 million.

For the three months ended March 31, 2025, under the ATM Agreement, the Company has sold and issued 2,802 shares of Common Stock at an average price per share of $1.33 and received net proceeds of approximately $3,000, after deducting commissions and other fees of approximately $300.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

During the three months ended March 31, 2024, a total of 725,000 options to purchase Common Stock, with an aggregate fair market value of approximately $0.8 million were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. Options have a term of 10 years from the grant date. These option vest as follows: (i) Board of Director and consultant options vested 50% at grant and the remaining vest at one-year anniversary of date of grant, and (ii) executive officer option grants vest 50% at 6 months from date of grant and at one-year anniversary of grant date.

During the three months ended March 31, 2025, there were no grants of stock options.

The following is option activity during the three months ended March 31, 2025 and 2024.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2023	1,215,001	$5.29	8.7	$-
Options granted	725,000	$1.20	-	$-
Forfeitures	(151,667)	$5.0	-	$-
Outstanding as March 31, 2024	1,788,334	4.07		$-
Outstanding as December 31, 2024	4,235,666	$1.83	9.2	$-
Options granted	-	$-	-	$-
Forfeitures	(33,332)	$2.19	-	$-
Outstanding as March 31, 2025	4,202,334	$1.83	9	$-
Exercisable, March 31, 2025	2,702,888	$2.09	8.7	$-

As of March 31, 2025, options exercisable totaled 2,702,888. There is approximately $0.4 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2026.

On March 26, 2025, the compensation committee of the Company adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. Under the EICP, Mr. Aminov will be eligible for certain long-term awards of up to 500,000 performance-based restricted stock units of the Company’s common stock, par value $0.001 upon the Company achieving specified milestones based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates. All awards under the EICP are subject to the approval of the Board and the Committee. Furthermore, the Board and the Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets. As the awards have not been granted officially through board approval, there is no grant date under ASC 718, and therefore no measurement date for the value of such awards and no expense has been recorded for the awards granted during the three months ended March 31, 2025.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

The following is RSU activity during the three months ended March 31, 2025:

Number of Restricted Shares
Outstanding as December 31, 2024	500,000
RSU’s granted	-
Vested	(250,000)
Expired	-
Forfeitures	-
Outstanding as March 31, 2025	250,000

During the year ended December 31, 2024, a total of 500,000 restricted stock units (“RSU”), with an aggregate fair market value of approximately $0.6 million were granted to the Company’s Chief Executive Officer under the 2022 Omnibus Incentive Plan. These RSU’s vest as follows: (i) 50% on February 12, 2025 (ii) 50% at 6-month anniversary of the date of grant. The awards were fair valued using the closing price of the stock of $1.19 on December 6th, 2024.

As of March 31, 2025, there was approximately $0.2 million unrecognized compensation cost related to unvested RSU’s awards granted. These costs will be expensed through second quarter of 2025.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrant activity for the three months ended March 31, 2025 and 2024 is summarized below:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Warrants	Price	Term (Years)	Intrinsic Value
Outstanding as December 31, 2023	1,763,570	$3.88	4.6	-
Granted	-	$-	-	-
Outstanding as March 31, 2024	1,763,570	$3.88	4.4	-

Outstanding as December 31, 2024	1,763,570	$3.88	3.6	-
Granted		$-	-	-
Outstanding as March 31, 2025	1,763,570	$3.88	3.4	-
Exercisable, March 31, 2025	1,763,570	$3.88	3.4	-

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Note 6. Segment Information

The Company operates in one reportable segment related to the development and commercialization of pharmaceuticals targeting neurologic and neuropsychiatric disorders. The Chief Operating Decision Maker for the Company is the CEO. The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 1 herein and in the 2024 Annual Report. The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. The measure of segment assets is reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Less segment expenses:
Research and development	314,404	762,276
General and administrative	1,490,796	1,005,911
Loss from operations	$1,805,200	1,768,187
Plus:
Interest income	21,421	50,416
Segment net loss	$(1,783,779)	$(1,717,771)

Note 7. Subsequent Events

ATM Offering

On April 16, 2025, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $7 million.

From April 1, 2025 through May 14, 2025, under the ATM Agreement, the Company sold and issued 105,969 shares of Common Stock at an average price per share of $0.90, and received net proceeds of approximately $0.1 million, after deducting commissions and other fees of $0.003 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act) that reflect our current expectations and views of future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about our clinical trials and expectations regarding such trials, the markets in which we operate, including growth of such markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Report generally under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

●	our reliance on related parties for potential funding and our license for Ketamir-2;

●	our potential transaction with SKNY Pharmaceuticals, Inc.;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to successfully commercialize and market our product candidates, if approved;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity, and growth potential for our product candidates, if approved;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the initiation, timing, progress and results of our clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	the timing of availability of data from our clinical trials;

●	our future expenses, capital requirements, need for additional financing, and the period over which we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates, if approved;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the development of major public health concerns and the future impact of such concerns on our clinical trials, business operations and funding requirements; and

●	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Report.

Given the risks and uncertainties set forth in this Report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Report, they may not be predictive of results or developments in future periods. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

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

Background of our Company

We are a clinical-stage pharmaceutical development company with two neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. We hold exclusive license rights in the U.S., Canada, and Mexico for Ketamir-2, a novel, patent-pending oral ketamine analog currently under clinical investigation. Ketamir-2 is being developed for the treatment of neuropathic pain, with a Phase 1 clinical trial currently underway in healthy subjects. Preclinical studies have been conducted and are ongoing as part of the oral development program to further evaluate its potential in treating depression and post-traumatic stress disorder (PTSD). In addition, we have successfully formulated a topical cream version of Ketamir-2 and will be initiating preclinical studies to evaluate its efficacy in treating inflammatory pain.

Additionally, our novel oral pharmaceutical marijuana molecule, MIRA-55, is being studied for its potential to alleviate anxiety and cognitive decline, symptoms commonly associated with early-stage dementia. If approved by the FDA, MIRA-55 could represent a significant advancement in the treatment of various neuropsychiatric, inflammatory, and neurologic disorders.

The DEA’s scientific review of Ketamir-2 and MIRA-55 concluded that it would not be considered a controlled substance or listed chemical under the CSA and its governing regulations.

We were incorporated under the laws of the State of Florida in September 2020 and commenced substantive operations, including our pharmaceutical development program, in late 2020.

Highlights- First Quarter and Beyond

●	March 4, 2025: We announced the approval and upcoming initiation of our Phase 1 clinical trial for Ketamir-2, with subject recruitment beginning in Q1 2025.
●	March 19, 2025: We announced that we had signed a binding letter of intent (LOI) to acquire SKNY Pharmaceuticals, Inc. The transaction includes a $5 million capital infusion—comprised of cash or equivalent consideration—into MIRA, reinforcing our financial position and supporting the advancement of SKNY-1, a preclinical-stage oral drug candidate for weight loss and smoking cessation.
●	April 1, 2025: We announced the enrollment of the first subjects in our Phase 1 clinical trial of Ketamir-2, being conducted in Israel.
●	April 16, 2025: We announced compelling data demonstrating the efficacy of the oral ketamine analog, Ketamir-2, in a validated animal model of diabetic neuropathy.
●	April 23, 2025: We announced the completion of in vitro release testing (IVRT) for our topical formulation of Ketamir-2. The formulation is under investigation for localized applications in pain-related conditions.
●	May 6, 2025: We announced positive results from a neurotoxicity study of Ketamir-2, a novel oral NMDA receptor antagonist. The study was required by the U.S. Food and Drug Administration (FDA) prior to initiating human dosing in the United States.
●	May 8, 2025: We announced that our Board of Directors had approved the planned acquisition of SKNY Pharmaceuticals, Inc. (the “Merger”), following the completion of independent valuation reports on both companies. The Merger remains subject to shareholder approval from both MIRA and SKNY.

Amendment to Employment Agreement

On May 13, 2025, Erez Aminov amended his employment with the Company to adjust his annual base salary to $485,000 (the “Amendment”). For the full text of the Amendment, please see Exhibit 10.1 of this Form 10-Q.

Critical Accounting Estimates

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

Results of Operations

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Research and Development Expenses. We incurred $0.3 million in research and development expenses during the three months ended March 31, 2025, relating to initial payment for toxicology study costs. Research and development expenses include clinical, toxicology and consultant expenses. During the three months ended March 31, 2024, we incurred $0.8 million in research and development expenses, which were primarily related to initial payments for clinical research projects for Ketamir-2. The decrease is primarily due to Ketamir-2 moving into Phase 1 trials that began in the later part of Q1 2025 compared to Ketamir-2 R&D ramping up in the prior year.

General and Administrative Expenses. We incurred $1.5 million and $1.0 million in general and administrative expenses during the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The increase is primarily due to an increase in stock-based compensation related to compensation to the officers, directors, and employees.

Interest income. We earned $0.02 and $0.05 million in interest income during the three months ended March 31, 2025 and 2024, respectively. Interest income during the three months for each respective period consisted of interest earned on bank accounts.

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

Historically, we have been primarily engaged in developing MIRA-55 and, more recently, have also been focusing on the development of Ketamir-2. During these activities, we have sustained substantial losses. Our ability to fund ongoing operations and future clinical and clinical trials required for FDA approval is dependent on our ability to obtain significant additional external funding in the near term. We expect to be able to fund operations through the fourth quarter of 2025, with the issuance of common stock under our shelf registration statement described in Note 5 of the accompanying financial statements. We will require additional financing to fund our operations, to continue and complete clinical and clinical development activities and to commercially develop and ultimately launch our product candidates. However, and particularly given our early-stage nature and the significant time and capital required to implement our business plan, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, through public equity offerings under the ATM Agreement and strategic transactions, including potential alliances and drug product collaborations; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if they are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected, or, in the worst case scenario, we could be forced to cease operations and dissolve. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about its ability to meet our contractual obligations.

We did not have any material non-cancellable contractual obligations as of March 31, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three months Ended March 31,
	2025	2024
Net cash flows from:
Operating activities	$(1,630,027)	$(1,049,536)
Financing activities	3,381	(24,335)
Net change in cash	$(1,626,646)	$(1,073,871)

Net Cash Flows from Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expense, changes in prepaid expenses and changes in components of accounts payable and accrued expenses.

For the three months ended March 31, 2025, operating activities used $1.6 million of cash. This was primarily driven by a net loss of $1.8 million and $0.7 million used to pay down accounts payable and prepaid expenses. These outflows were partially offset by $0.8 million in stock-based compensation expense. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

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

Net Cash Flows from Financing Activities

For the three months ended March 31, 2025, financing activities provided $0.003 million of cash, resulting from proceeds from sale of common stock, less offering costs.

For the three months ended March 31, 2024, financing activities used $0.02 million of cash, resulting from $0.02 million in advances to affiliates.

Nasdaq Listing Compliance Risk Due to Stockholders’ Equity Deficiency

We have received a notice from Nasdaq indicating that we are not in compliance with its minimum stockholders’ equity requirement, and there can be no assurance that we will be able to regain compliance or maintain our listing.

On April 8, 2025, we received a notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we were not in compliance with Nasdaq Listing Rule 5550(b)(1), or the Rule, which requires listed companies to maintain a minimum of $2.5 million in stockholders’ equity. In accordance with Nasdaq’s procedures, we submitted a plan to regain compliance.

Our plan includes a number of steps intended to cure the deficiency, including the anticipated closing of a strategic merger with SKNY Pharmaceuticals, Inc. in the second or third quarter of 2025, which we expect will add approximately $5 million in cash or other assets to our balance sheet. In addition, we currently have access to approximately $7 million in available capital through our at-the-market (ATM) offering facility (Note 5 of accompanying financial statements), which we may utilize to further strengthen our stockholders’ equity position. On May 7, 2025, Nasdaq accepted our plan and granted an extension to regain compliance with the Rule. The terms of the extension are as follows: on or before October 6, 2025 the company must complete the financing transactions and evidence compliance with the Rule.

While we believe these actions will enable us to regain compliance with Nasdaq’s listing requirements, there can be no assurance that we will be able to execute the necessary steps successfully or within the permitted timeframe. If we fail to regain compliance with the Rule, our common stock may be subject to delisting from the Nasdaq Capital Market, which could materially and adversely affect the liquidity and market price of our common stock and limit our access to capital.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

10.1*	Amendment to Employment Agreement, dated May 13, 2025, between MIRA Pharmaceuticals and Erez Aminov

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2**	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Extension Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Linkbase Document

101.def*	Inline XBRL Taxonomy Definition Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: May 14, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

