Form 10-Q
period 2025-06-30
MIRA PHARMACEUTICALS, INC.
filed 2025-08-14
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 19,069,315 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

MIRA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$730,475	$2,832,931
Prepaid expenses	102,404	54,730
Total current assets	832,879	2,887,660
Related party accounts receivable	35,439	35,439
Total assets	$868,318	$2,923,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$298,459	$423,350
Accrued liabilities	-	300,000
Total current liabilities	298,459	723,350
Total liabilities	298,459	723,350

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 17,385,140 and 16,560,852 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1,739	1,656
Additional paid-in capital	33,027,332	31,335,815
Accumulated deficit	(32,459,212)	(29,137,721)
Total stockholders’ equity	569,859	2,199,750
Total liabilities and stockholders’ equity	$868,318	$2,923,099

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-

Operating costs:
General and administrative expenses	1,049,903	1,116,260	2,540,699	2,122,170
Research and development expenses	496,197	614,462	810,601	1,376,738
Total operating costs	1,546,100	1,730,722	3,351,300	3,498,908

Interest income	8,495	39,397	30,044	89,812
Other income/(expense)	(107)	-	(235)	-
Net loss	$(1,537,712)	$(1,691,325)	$(3,321,491)	$(3,409,096)
Basic and diluted loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.23)
Weighted average common stock shares outstanding	16,986,488	14,780,885	17,360,272	14,780,885

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2023	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346
Stock-based compensation			500,210		500,210
Net loss				(1,717,771)	(1,717,771)
Balances, March 31, 2024	14,780,885	$1,478	$26,158,140	$(23,002,833)	$3,156,785

Payment of Short Swing Disgorgement by Bay Shore Trust	-	-	148,703	-	148,703
Stock-based compensation	-	-	604,803	-	604,803
Net loss	-	-	-	(1,691,325)	(1,691,325)
Balances, June 30, 2024	14,780,885	1,478	$26,911,646	$(24,694,158)	$2,218,966

Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock for cash, net of offering fees	2,802	$1	$3,381	-	$3,382
Shares issued for vested RSU	250,000	25	(25)	-	-
Stock-based compensation	-	-	874,812		874,812
Net loss	-	-	-	(1,783,779)	(1,783,779)
Balances, March 31, 2025	16,813,654	1,682	32,213,983	(30,921,500)	1,294,165
Issuance of common stock for cash, net of offering fees	321,486	32	323,808	-	323,840
Shares issued for vested RSU	250,000	25	(25)	-	-
Stock based compensation	-	-	489,566	-	489,566
Net Loss	-	-	-	(1,537,712)	(1,537,712)

Balances, June 30, 2025	17,385,140	1,739	$33,027,332	$(32,459,212)	$569,859

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(3,321,491)	$(3,409,096)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	1,364,378	1,105,013
Change in operating assets and liabilities:
Trade accounts payable and accrued expenses	(424,891)	243,576
Prepaid expenses	(47,674)	135,180
Other receivables	-	11,862
Net cash flows used in operating activities	(2,429,678)	(1,913,465)

Financing activities:
Advances from (to) affiliates		(14,023)
Offering costs	(21,480)
Bayshore Trust short-swing disgorgement		148,703
Proceeds from ATM equity offering	348,702
Net cash flows provided by financing activities	327,222	134,680

Net change in cash	(2,102,456)	(1,778,785)
Cash, beginning of period	2,832,931	4,602,566
Cash, end of period	$730,475	$2,823,781

Supplemental disclosure of cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

See notes to condensed unaudited financial statements

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA) is a clinical-stage pharmaceutical development company advancing two neuroscience programs targeting neurologic and neuropsychiatric disorders. The company holds exclusive rights in the U.S., Canada, and Mexico for Ketamir-2 and MIRA-55, two novel drug candidates designed to address unmet medical needs in neuropathic and inflammatory pain, as well as neuropsychiatric and neurocognitive disorders.

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

Operating updates

Planned Acquisition of SKNY Pharmaceuticals, Inc.

On March 19, 2025, we entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, to acquire SKNY through a stock-for-stock merger (the “Merger”). SKNY is developing SKNY-1, a novel oral drug candidate targeting weight loss and smoking cessation—two of the leading causes of preventable death. If completed, the Merger will expand our development pipeline and therapeutic reach.

Under the LOI, SKNY agreed to provide a $5 million capital infusion in cash or cash equivalents, strengthening our balance sheet and supporting ongoing growth initiatives. SKNY holds exclusive rights in the United States, Canada, and Mexico to its drug candidates under license from Miralogx, a related party of the Company.

The Merger contemplates that each outstanding share of SKNY common stock will be exchanged for shares of our common stock. The final exchange ratio will be determined by an independent third-party valuation firm based on the relative values of both companies. Completion of the Merger is contingent upon that firm concluding that SKNY’s valuation is at least equal to or greater than that of MIRA.

Following the completion of the independent valuation process and a unanimous recommendation by our Board of Directors, we announced on May 8, 2025, our intent to proceed with the transaction. On July 29, 2025, we filed a preliminary proxy statement (PRE 14A) with the SEC. The shareholder vote to approve the Merger is scheduled to take place at our Annual Meeting on September 11, 2025.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On June 30, 2025, the Company had cash in excess of FDIC limits of approximately $0.5 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the period ended June 30, 2025 and June 30, 2024 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the six months ended June 30, 2025 and 2024, outstanding aggregate stock options and warrants of 5,965,904 and 3,705,904 respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard will be effective beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Note 2. Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of June 30, 2025, the Company had cash of approximately $0.7 million, and historically the Company has had no revenues. The Company has used approximately $2.4 million of cash in operations during the six months ended June 30, 2025, had a net loss of approximately $3.3 million in the six months ended June 30, 2025 and had stockholders’ equity of approximately $0.6 million at June 30, 2025.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Note 4. Related party transactions:

Due from related parties – Amounts due from MIRALOGX as of June 30, 2025 and December 31, 2024, which are presented as a related party receivable, in the accompanying condensed balance sheets, totaled $0.04 million. These aforementioned amounts are composed of accounts payable paid on behalf of a related party, specifically, research and development payables. There has been no related party activity since December 31, 2024.

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

For the six months ended June 30, 2025, under the ATM Agreement, the Company has sold and issued 324,288 shares of Common Stock at an average price per share of $1.13 and received net proceeds of approximately $0.3 million after deducting commissions and other fees of $0.02 million.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

During the six months ended June 30, 2024, a total of 1,154,000 options to purchase Common Stock, with an aggregate fair market value of approximately $1.1 million were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. The options have a term of 10 years from the grant date. These options vest over various terms ranging from immediate vesting upon grant to the one year anniversary of the grant date. These option vest as follows: (i) Board of Director and consultant options vested 50% at grant and the remaining vest at one-year anniversary of date of grant, and (ii) executive officer option grants vest 50% at 6 months from date of grant and at one-year anniversary of grant date.

During the six months ended June 30, 2025, a total of 75,000 options to purchase Common Stock, with an aggregate fair market value of approximately $87,000 for a weighted average fair value of $1.16 per option, were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. The options have a term of 10 years from the grant date. These options vest over various terms ranging from immediate vesting upon grant to the one-year anniversary of the grant date.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2023	1,215,001	$5.29	8.7	$-
Options granted	1,154,000	$1.07	-	$-
Forfeitures	(426,667)	$5.00	-	$-
Outstanding as June 30, 2024	1,942,334	2.84		$-
Outstanding as December 31, 2024	4,235,666	$1.83	9.2	$-
Options granted	75,000	$1.18	-	$-
Expired	(33,332)	$2.19	-
Forfeitures	(75,000)	$1.19	-	$-
Outstanding as June 30, 2025	4,202,334	$1.83	8.15	$-
Exercisable, June 30, 2025	3,988,167	$1.87	8.1	$-

The fair value of the options granted in 2025 was estimated on the grant date using the Black-Sholes valuation method and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate which resulted in $0.09 million in value.

Key assumptions used to value options issued in the quarter are as follows:

Expected price volatility	209.95%
Risk-free interest rate	4.15%
Fair Market Value of Underlying Common Stock	$1.18
Expected Term in Years range	5.38 years
Dividend yield	-

On March 26, 2025, the compensation committee of the Company adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. Under the EICP, Mr. Aminov will be eligible for certain long-term awards of up to 500,000 performance-based restricted stock units of the Company’s common stock, par value $0.001 upon the Company achieving specified milestones based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates. All awards under the EICP are subject to the approval of the Board and the Committee. Furthermore, the Board and the Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets. As the awards have not been granted officially through board approval, there is no grant date under ASC 718, and therefore no measurement date for the value of such awards and no expense has been recorded for the awards granted during the six months ended June 30, 2025.

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

The following is RSU activity during the six months ended June 30, 2025:

Number of Restricted Shares
Outstanding as December 31, 2024	500,000
RSU’s granted	-
Vested	(500,000)
Expired	-
Forfeitures	-
Outstanding as June 30, 2025	-

During the year ended December 31, 2024, a total of 500,000 restricted stock units (“RSU”), with an aggregate fair market value of approximately $0.6 million were granted to the Company’s Chief Executive Officer under the 2022 Omnibus Incentive Plan. These RSU’s vest as follows: (i) 50% on February 12, 2025 (ii) 50% at 6-month anniversary of the date of grant. The awards were fair valued using the closing price of the stock of $1.19 on December 6, 2024.

The Company recognized $1.4 million in stock compensation expense related to stock options and RSUs in 2025. This expense was recorded in General and Administrative expenses on the accompanying statement of operations and additional paid in capital on the accompanying balance sheet as of June 30, 2025.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrant activity for the six months ended June 30, 2025 and 2024 is summarized below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2023	1,763,570	$3.88	4.60	-
Granted	-	$-	-	-
Outstanding as June 30, 2024	1,763,570	$3.88	4.42	-

Outstanding as December 31, 2024	1,763,570	$3.88	3.60	-
Granted		$-	-	-
Outstanding as June 30, 2025	1,763,570	$3.88	2.00	-
Exercisable, June 30, 2025	1,763,570	$3.88	3.42	-

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Six Months Ended June 30,
	2025	2024
Revenues	$—	$—
Less segment expenses:
Research and development	810,601	1,376,738
General and administrative	2,540,699	2,122,170
Loss from operations	$3,351,300	3,498,908
Plus:
Other income, net	29,809	89,812
Segment net loss	$(3,321,491)	$(3,409,096)

Note 7. Subsequent Events

ATM Offering

On July 3, 2025, MIRA Pharmaceuticals, Inc. (the “Company”), sold a total of 1,540,741 shares of its common stock, par value $0.001, in block sales to an institutional investor, at an average price of $1.2981 share (a premium to the prior days close), through its at-the-market equity offering facility (the “Offering”). Gross proceeds from the Offering totaled approximately $2.0 million, prior to deducting fees and expenses. The trades for the Offering were facilitated through Rodman & Renshaw, via the StockBlock platform. The Offering did not include any warrants.

On July 1, 2025, under the ATM Agreement, the Company sold and issued 17,373 shares of common stock at an average price per share of $1.3121 and received net proceeds of approximately $0.2 million after deducting commissions and other fees of $570.

Exercise of Options

On July 15, 2025, Michelle Yanez, the Company’s former Chief Financial Officer, exercised options to purchase 126,061 shares of the Company’s common stock. The Company received $151,023 in net proceeds from this transaction.

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

Background of our Company

We are a clinical-stage pharmaceutical development company advancing two neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. We hold exclusive license rights in the U.S., Canada, and Mexico for Ketamir-2, a novel, patent-pending oral ketamine analog currently under clinical investigation. Ketamir-2 is being developed for the treatment of neuropathic pain, with a Phase 1 clinical trial currently underway in healthy subjects. Preclinical studies are also ongoing to further evaluate its potential in treating depression and post-traumatic stress disorder (PTSD).

In addition, we have successfully formulated a topical cream version of Ketamir-2. Initial preclinical studies evaluating its efficacy in treating inflammatory pain have been initiated and completed, with additional studies currently ongoing to further assess its therapeutic potential.

Our second development program, MIRA-55, is a novel oral pharmaceutical marijuana molecule being studied for its potential to alleviate anxiety and cognitive decline, symptoms commonly associated with early-stage dementia. We have conducted, and continue to evaluate, preclinical studies to assess MIRA-55’s potential efficacy in treating inflammatory pain. If approved by the FDA, MIRA-55 could represent a significant advancement in the treatment of various neuropsychiatric, inflammatory, and neurologic disorders.

The DEA’s scientific review of Ketamir-2 and MIRA-55 concluded that it would not be considered a controlled substance or listed chemical under the CSA and its governing regulations.

We were incorporated under the laws of the State of Florida in September 2020 and commenced substantive operations, including our pharmaceutical development program, in late 2020.

Highlights- Second Quarter and Beyond

●	On May 28, 2025, MIRA announced that its lead pharmaceutical candidate, Ketamir-2, a next-generation oral ketamine analog, is currently in an ongoing Phase 1 clinical trial. The second dosing cohort has been successfully completed, and the Company is preparing to initiate the third cohort. MIRA anticipates beginning a Phase IIa clinical trial in neuropathic pain by the end of 2025, advancing the development of what it believes could be a safe and effective treatment for chronic pain.

●	On June 30, 2025, MIRA announced new animal study results from SKNY-1, a next-generation oral therapeutic the Company is under definitive agreement to acquire from SKNY Pharmaceuticals, Inc. In a zebrafish model that mimics human obesity and craving behaviors, SKNY-1 demonstrated weight loss, suppression of appetite and craving for high-calorie diets, and reversal of nicotine-seeking behavior—all achieved within six days of oral treatment.

●	On July 2, 2025, MIRA announced preclinical results demonstrating that its proprietary drug candidate, Mira-55, a non-psychoactive marijuana analog, delivered morphine-comparable pain relief in a validated animal model of inflammatory pain, without inducing local inflammation.

●	On July 10, 2025, MIRA announced new preclinical results from SKNY-1, an oral drug candidate for obesity and nicotine addiction currently under definitive agreement for acquisition. In a validated behavioral model used to measure Cannabinoid 1 receptor (CB1)-related anxiety-like effects, SKNY-1 demonstrated clear reversal of anxiety-related behavior induced by a CB1 activator, distinguishing it from earlier CB1-targeting drugs that were discontinued due to unfavorable safety profiles.

●	On July 28, 2025, MIRA announced that the U.S. Food and Drug Administration (FDA) has cleared its Investigational New Drug (IND) application for Ketamir-2, the Company’s novel oral NMDA receptor antagonist for the treatment of neuropathic pain. The clearance enables MIRA to initiate U.S.-based clinical trials.

On July 29, 2025, MIRA announced new preclinical data evaluating the analgesic effects of its topical Ketamir-2 formulation in a validated rodent model of pain. The study demonstrated that topical Ketamir-2 significantly reduced both acute and inflammatory pain behaviors in animals, with a rapid onset of action, durable effect, and efficacy comparable to injected morphine across both phases of the pain model. These findings support continued development of topical Ketamir-2 for localized pain conditions, including diabetic neuropathy, postherpetic neuralgia, chemotherapy-induced peripheral neuropathy, osteoarthritis, and other forms of inflammatory pain.

ATM Sale

On July 1, 2025, under the ATM Agreement, the Company sold and issued 17,373 shares of common stock at an average price per share of $1.3121 and received net proceeds of approximately $0.2 million after deducting commissions and other fees of $570.

On July 3, 2025, MIRA Pharmaceuticals, Inc. (the “Company”), sold a total of 1,540,741 shares of its common stock, par value $0.001, in block sales to an institutional investor, at an average price of $1.2981 share (a premium to the prior days close), through its at-the-market equity offering facility (the “Offering”). Gross proceeds from the Offering totaled approximately $2.0 million, prior to deducting fees and expenses. The trades for the Offering were facilitated through Rodman & Renshaw, via the StockBlock platform. The Offering did not include any warrants.

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

Results of Operations

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Research and Development Expenses. We incurred $0.5 million in research and development expenses during the three months ended June 30, 2025, and during the three months ended June 30, 2024, we incurred $0.6 million in research and development expenses. The decrease from 2024 to 2025 is primarily due to decreased costs for the development of MIRA-55.

We incurred $0.8 million in research and development expenses during the six months ended June 30, 2025, and during the six months ended June 30, 2024, we incurred $1.4 million in research and development expenses. The decrease from 2024 to 2025 is primarily due to decreased costs in for the development of MIRA-55.

General and Administrative Expenses. We incurred $1.0 million and $1.1 million in general and administrative expenses during the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The decrease from 2024 to 2025 was primarily due to a decrease in stock-based compensation related to compensation to the officers, directors, and employees.

We incurred $2.5 million and $2.1 million in general and administrative expenses during the six months ended June 30, 2025 and 2024, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The difference is primarily due to an increase in stock-based compensation related to compensation to the officers, directors, and employees during the 2025 fiscal year.

Interest income. We earned $0.01 and $0.04 million in interest income during the three months ended June 30, 2025 and 2024, respectively. Interest income during the three months for each respective period consisted of interest earned on bank accounts.

We earned $0.03 and $0.09 million in interest income during the six months ended June 30, 2025 and 2024, respectively. The difference is primarily due to cash balances.

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

We did not have any material non-cancellable contractual obligations as of June 30, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six months Ended June 30,
	2025	2024
Net cash flows from:
Operating activities	$(2,429,678)	$(1,913,465)
Financing activities	327,222	134,680
Net change in cash	$(2,102,456)	$(1,778,785)

Net Cash Flows from Operating Activities

The cash used in operating activities resulted primarily from our net losses, offset by stock-based compensation expense, changes in prepaid expenses and changes in components of accounts payable and accrued expenses.

For the six months ended June 30, 2025, operating activities used $2.4 million of cash. This was primarily driven by a net loss of $3.3 million and $0.5 million used to pay down accounts payable and prepaid expenses. These outflows were partially offset by $1.4 million in stock-based compensation expense. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

For the six months ended June 30, 2024, operating activities used $1.9 million of cash from the ATM. This was primarily driven by a net loss of $3.4 million and $0.4 million used to pay down accounts payable and prepaid expenses. These outflows were partially offset by $1.1 million in stock-based compensation expense. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2025, financing activities provided $0.3 million of cash, resulting from proceeds from sale of common stock from the ATM, less offering costs.

For the six months ended June 30, 2024, financing activities provided $0.1 million of cash, resulting primarily from $0.1 million in disgorgement proceeds.

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

Our plan includes a number of steps intended to cure the deficiency, including the anticipated closing of a strategic merger with SKNY Pharmaceuticals, Inc. in the third quarter of 2025, which we expect will add approximately $5 million in cash or other assets to our balance sheet. In addition, we currently have access to approximately $6.6 million in available capital through our at-the-market (ATM) offering facility (Note 5 of accompanying financial statements), which we may utilize to further strengthen our stockholders’ equity position. On May 7, 2025, Nasdaq accepted our plan and granted an extension to regain compliance with the Rule. The terms of the extension are as follows: on or before October 6, 2025 the company must complete the financing transactions and evidence compliance with the Rule.

On July 1, 2025, under the ATM Agreement, the Company sold and issued 17,373 shares of common stock at an average price per share of $1.3121 and received net proceeds of approximately $0.2 million after deducting commissions and other fees of $570.

On July 3, 2025, the Company, sold a total of 1,540,741 shares of its common stock, par value $0.001, in block sales to an institutional investor, at an average price of $1.2981 share (a premium to the prior days close), through its at-the-market equity offering facility (the “Offering”). Gross proceeds from the Offering totaled approximately $2.0 million, prior to deducting fees and expenses. The trades for the Offering were facilitated through Rodman & Renshaw, via the StockBlock platform. The Offering did not include any warrants.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s listing requirements. If we fail to regain compliance with the Rule, our common stock may be subject to delisting from the Nasdaq Capital Market, which could materially and adversely affect the liquidity and market price of our common stock and limit our access to capital.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2**	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Extension Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Linkbase Document

101.def*	Inline XBRL Taxonomy Definition Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: August 14, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

