Form 10-Q
period 2025-09-30
MIRA PHARMACEUTICALS, INC.
filed 2025-11-13
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 41,876,087 shares of company common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,641,539	$2,832,931
Prepaid expenses	61,936	54,729
Short-term equity investments, at fair value- related party	4,894,366	-
Total current assets	7,597,841	2,887,660
Related party accounts receivable	35,439	35,439
Total assets	$7,633,280	$2,923,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$83,926	$423,349
Accrued liabilities	-	300,000
Total current liabilities	83,926	723,349
Total liabilities	83,926	723,349

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 39,511,492 and 16,560,852 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	3,951	1,656
Additional paid-in capital	41,142,288	31,335,815
Accumulated deficit	(33,596,885)	(29,137,721)
Total stockholders’ equity	7,549,354	2,199,750
Total liabilities and stockholders’ equity	$7,633,280	$2,923,099

See notes to condensed consolidated unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:	$-	$-	$-	$-

Operating costs:
General and administrative expenses	904,346	1,014,223	3,445,045	3,136,393
Research and development expenses	412,639	1,067,396	1,223,240	2,444,134
Total operating costs	1,316,985	2,081,619	4,668,285	5,580,527

Interest income	15,697	37,752	45,741	127,564
Unrealized gain on short-term investments	176,056	-	176,056	-
Other expense	(12,441)	-	(12,676)	-
Other income, expense, net	179,312	37,752	209,121	127,564

Net loss	(1,137,673)	(2,043,867)	(4,459,164)	(5,452,963)
Deemed dividend	(21,556,821)	-	(21,556,821)	-
Net loss attributable to common shareholders	$(22,694,494)	$(2,043,867)	$(26,015,985)	$(5,452,963)
Basic and diluted loss per share	$(1.18)	$(0.14)	$(1.45)	$(0.36)
Weighted average common stock shares outstanding, basic and diluted	19,274,947	15,071,915	17,984,641	15,071,915

See notes to condensed consolidated unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346
Stock-based compensation	-	-	500,210	-	500,210
Net loss	-	-	-	(1,717,771)	(1,717,771)
Balances, March 31, 2024	14,780,885	1,478	26,158,140	(23,002,833)	3,156,785
Payment of Short Swing Disgorgement by Bay Shore Trust	-	-	148,703	-	148,703
Stock-based compensation	-	-	604,803	-	604,803
Net loss	-	-	-	(1,691,325)	(1,691,325)
Balances, June 30, 2024	14,780,885	1,478	26,911,646	(24,694,158)	2,218,966
Issuance of common stock under ATM	1,485,263	149	3,129,476	-	3,129,625
Stock-based compensation	-	-	269,014	-	269,014
Net loss	-	-	-	(2,043,867)	(2,043,867)
Balances, September 30, 2024	16,266,148	$1,626	$30,310,136	$(26,738,025)	$3,573,737

Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock under ATM, net of costs	2,802	1	3,381	-	3,382
Shares issued for vested RSUs	250,000	25	(25)	-	-
Stock-based compensation	-	-	874,812	-	874,812
Net loss	-	-	-	(1,783,779)	(1,783,779)
Balances, March 31, 2025	16,813,654	1,682	32,213,983	(30,921,500)	1,294,165
Issuance of common stock under ATM, net of costs	321,486	31	323,808	-	323,839
Shares issued for vested RSUs	250,000	25	(25)	-	-
Stock-based compensation	-	-	489,566	-	489,566
Net loss	-	-	-	(1,537,712)	(1,537,712)
Balances, June 30, 2025	17,385,140	1,739	33,027,332	(32,459,212)	569,859
Issuance of common stock, ATM, net of costs	2,058,114	206	2,710,020	-	2,710,226
Issuance of common stock, SKNY acquisition	19,755,738	1,976	4,716,335	-	4,718,311
Shares issued for vested RSU	62,500	6	93,744	-	93,750
Stock option exercises	250,000	25	297,767	-	297,792
Stock-based compensation	-	-	297,090	-	297,090
Net loss	-	-	-	(1,137,673)	(1,137,673)
Balances, September 30, 2025	39,511,492	$3,951	$41,142,288	$(31,321,539)	$7,549,354

See notes to condensed consolidated unaudited financial statements

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(4,459,164)	$(5,452,963)
Adjustments to reconcile net loss to net cash from operations
Stock-based compensation expense	1,755,218	1,374,024
Unrealized gain on short-term investments	(176,056)	-
Change in operating assets and liabilities:
Trade accounts payable and accrued expenses	(639,424)	154,270
Prepaid expenses	(7,206)	157,231
Other receivables	-	11,862
Net cash flows from operating activities	$(3,526,632)	$(3,755,576)

Cash Flows from Financing activities:
Offering costs	(134,049)	-
Advances from (to) affiliates	-	33,713
Repayments under related party line of credit	-	(14,472)
Bayshore Trust short-swing disgorgement	-	148,703
Proceeds from stock option exercises	297,792	-
Proceeds from sales of common stock	3,171,497	3,129,626
Net cash flows provided by financing activities	$3,335,240	$3,297,570
Net change in cash	(191,392)	(458,006)
Cash, beginning of period	2,832,931	4,602,566
Cash, end of period	$2,641,539	$4,144,560
Supplemental disclosure of noncash investing and financing activities
Increase in short-term investments and common stock issued for acquisition	$4,718,310	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to condensed consolidated unaudited financial statements

MIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA, the “Company”) is a clinical-stage pharmaceutical development company advancing a diversified pipeline across neuroscience and metabolic-behavioral disorders. The Company holds exclusive rights in the United States, Canada, and Mexico for Ketamir-2 and MIRA-55, two novel drug candidates designed to address unmet medical needs in neuropathic and inflammatory pain, as well as neuropsychiatric and neurocognitive disorders.

Ketamir-2 is a next-generation oral NMDA-receptor antagonist currently being evaluated in an ongoing Phase 1 clinical trial in healthy volunteers. The single-ascending-dose (SAD) portion of the study has been completed, and data remain blinded pending full analysis. The multiple-ascending-dose (MAD) portion is underway, and a Phase 2a study in chemotherapy-induced peripheral neuropathy (CIPN) is planned to begin in the first half of 2026, subject to regulatory feedback and site readiness.

MIRA-55 is a novel oral, non-psychoactive pharmaceutical-marijuana analog under preclinical investigation for anxiety, cognitive decline, and inflammatory pain. Recent animal studies demonstrated that MIRA-55 produced analgesic and anti-inflammatory effects in validated preclinical pain models without evidence of local irritation or psychoactive side effects. These findings support continued advancement toward IND-enabling studies.

The U.S. Drug Enforcement Administration (DEA) has completed its scientific review of both Ketamir-2 and MIRA-55 and concluded that neither compound would be considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations.

On September 29, 2025, MIRA acquired SKNY Pharmaceuticals (“SKNY”), a related party private company developing SKNY-1, a preclinical-stage oral therapeutic designed to modulate CB1, CB2, and MAO-B pathways to influence energy balance, lipid metabolism, appetite, cravings, and reward—without the psychiatric side effects that limited earlier CB1-targeting drugs (see Note 5, Asset Acquisition).

SKNY-1 has been evaluated in preclinical behavioral and metabolic models. In zebrafish models that mimic human obesity and craving behaviors, oral SKNY-1 administration was associated with reductions in food consumption, body-weight gain, and nicotine-seeking behavior compared with controls. These findings support continued preclinical development of SKNY-1 in models of metabolic and behavioral modulation.

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.0001 per share, is referred to as the “Preferred Stock”.

Basis of presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. In the financial statements included in our Form 10-K for the year ended December 31, 2024, accounts payable and accrued liabilities were combined. In these current periods, accounts payable and accrued liabilities have been retrospectively separated on the balance sheet.

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

Use of estimates

The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include the value of equity investments held, stock issued for an acquisition, stock-based compensation and the deferred tax asset valuation allowance.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On September 30, 2025, the Company had cash in excess of FDIC limits of approximately $2.3 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

Investments in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses recorded as net unrealized gain (loss) on equity investments, a component of other income, in the accompanying unaudited condensed consolidated statements of operations. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the condensed consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

The shares of common stock in Telomir Pharmaceuticals, (Nasdaq: TELO), a related party through certain common shareholders and officers, received in the SKNY acquisition were classified as a Level 1 financial instrument, as TELO is a marketable equity security. On September 30, 2025, the value of these shares was adjusted according to fair value accounting standards, with an increase in the recorded value of $176,056 and a corresponding credit to unrealized gain on short-term investments, a component of other income.

	September 30, 2025	Level 1	Level 2	Level 3
Assets
Short-term investments	$4,894,366	$4,894,366	$-	$-
Total	$4,894,366	$4,894,366	$-	$-

	December 31, 2024	Level 1	Level 2	Level 3
Assets
Short-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the periods ended September 30, 2025 and 2024 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the nine months ended September 30, 2025 and 2024, outstanding aggregate stock options and warrants of 5,354,237 and 3,635,904, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

Note 2. Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of September 30, 2025, the Company had cash of approximately $2.7 million, and historically the Company has had no revenues. The Company has used approximately $3.5 million of cash in operations during the nine months ended September 30, 2025, had a net loss of approximately $4.5 million in the nine months ended September 30, 2025 and had stockholders’ equity of approximately $7.5 million at September 30, 2025. As partial consideration in the SKNY asset acquisition, the Company received $4,718,310 in marketable equity securities which have been classified on the September 30, 2025 balance sheet as short-term investments. On September 30, 2025, the value of these shares was adjusted according to fair value accounting standards, with an unrealized increase in the recorded value of $176,056 and a corresponding credit to unrealized gain on short-term investments, a component of other income.

Historically, the Company has been primarily engaged in developing Ketamir-2 and MIRA-55. During these activities, the Company sustained substantial losses. As of September 29, 2025, the Company acquired the rights to develop SKNY-1. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. The Company maintains an effective shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of shares of common stock under various types of equity offerings, including the shares of common stock under our At-the-Market (ATM) equity program (Note 6).

As of the date of filing this Report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. License agreement, related party:

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize Ketamir-2, a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one as an active agent in the United States, Canada and Mexico (the “Territory”). The exclusive license in the License Agreement includes the right of the Company to sublicense the licensed intellectual property. The Company and MIRALOGX have the same founder, who is also related to our largest shareholder and thus MIRALOGX is considered a related party.

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

The Company and MIRALOGX have made customary representations and warranties in the License Agreement and have agreed to certain other customary covenants, including confidentiality, cooperation, and indemnity provisions. Either party may terminate the License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations, and, if curable, such material breach remains uncured for 120 days. Unless earlier terminated, the License Agreement will continue in effect until the last to expire of the patent rights licensed pursuant to the License Agreement.

In the SKNY asset acquisition (See Note 5), the Company acquired the license to SKNY-1, a preclinical drug candidate (the “SKNY License”) originally licensed from MIRALOGX by SKNY. In acquiring the rights to the SKNY License, the Company gained the rights to commercialize SKNY-1 in the United States, Canada, and Mexico. Pursuant to the terms of the SKNY License, and subject to the conditions set forth therein, the Company will be obligated to pay a royalty payment of 8% of net sales, with a minimum annual royalty of $250,000. Unless earlier terminated, the SKNY License Agreement will continue in effect until the last to expire of the patent rights licensed pursuant to the SKNY License (see Note 5, Asset Acquisition).

Note 4. Related party transactions:

Due from related parties – Amounts due from MIRALOGX as of September 30, 2025 and December 31, 2024, which are presented as a related party receivable, in the accompanying condensed balance sheets, totaled $0.04 million. These aforementioned amounts are composed of accounts payable paid on behalf of a related party, specifically, research and development payables. There has been no related party activity since December 31, 2024.

License agreement - See Note 3.

Asset acquisition – See Note 5.

Note 5. Asset Acquisition:

Acquisition of SKNY Pharmaceuticals, Inc.

On March 19, 2025, we entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, which is a related party due to certain common shareholders and licensor, to acquire SKNY through a stock-for-stock merger with our merger subsidiary, which we formed on June 13, 2025 (the “Merger”). On September 29, 2025 (the “Closing Date”), we closed this merger. SKNY was the survivor of this merger and became our wholly owned subsidiary. SKNY’s preclinical drug candidate, SKNY-1, is designed to modulate CB1, CB2, and MAO-B pathways to address energy storage, lipid metabolism, appetite, cravings, and reward - without the psychiatric side effects that limited earlier CB1-targeting drugs. SKNY holds exclusive rights in the United States to its drug candidate under license from Miralogx, a related party of the Company, see Note 3, License Agreement, Related Party. The transaction was recorded as an asset acquisition from a related party at acquired cost basis with two assets acquired, a license agreement and 3,521,127 shares in common stock of Telomir Pharmaceuticals, Inc. (NASDAQ: TELO), a publicly traded preclinical stage biotechnology company, which is a related party to MIRA due to certain common ownership, officers and directors. The 3,521,127 shares of TELO common stock were contributed to the Company on behalf of SKNY by SKNY’s largest shareholder. The 3,521,127 shares in TELO represented $5,000,000 based on the 10-day average of the closing share price of TELO stock, $1.42, for the ten trading days prior to September 25, 2025, (the “Measurement Date”). On September 29, 2025 (the “Closing Date”), MIRA Pharmaceuticals, Inc. received the SKNY License with Miralogx which was recorded at its carryover basis of zero and received the TELO shares and recorded their value as of the Closing Date as $4,718,310 based on the TELO closing price on September 29, 2025 of $1.34 per share. The 3,521,127 shares in TELO were recorded on the MIRA balance sheet as a Short-term equity investment. On September 30, 2025, the value of these shares was adjusted to $4,894,366 based on the TELO closing price on September 30, 2025, with a corresponding $176,056 unrealized gain recognized in other income.

Also on the Closing date, MIRA issued 19,755,738 new shares in MIRA common stock to the SKNY shareholders (See Note 6). The common shares were valued at $26,275,132 based on the quoted trading price of the Company’s stock on September 29, 2025 of $1.33 per share. The excess fair value of the MIRA common shares issued over the $4,718,310 net assets received in SKNY of $21,556,821 has been reflected as a deemed dividend with a charge to additional paid-in capital of $21,556,821. The net increase to equity of the common shares was $4,718,311.

Note 6. Stockholders’ equity:

Capital stock

The Company has the authority to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated Preferred Stock, whose rights and privileges will be defined by the Board of Directors when a series of Preferred Stock is designated.

On August 12, 2024, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC, under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $19,268,571. On September 24, 2024, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $75 million.

For the nine months ended September 30, 2025, under the ATM Agreement, the Company sold and issued 2,382,402 shares of Common Stock at an average price per share of $1.33 and received net proceeds of approximately $3.0 million after deducting commissions and other fees of $0.13 million.

Stock-based compensation

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Historically, the Company estimated expected price volatility based on the historical volatilities of a peer group as the Company did not have a multi-year trading history for its shares. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle and product indications. In September 2025, the Company commenced using the historical volatility of its shares as an estimate of expected share price volatility.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

During the nine months ended September 30, 2025, a total of 75,000 options to purchase Common Stock, with an aggregate fair market value of approximately $87,000 for a weighted average fair value of $1.16 per option, were granted to the members of the Company’s Board of Directors, executive officers and consultants of the Company. The options have a term of 10 years from the grant date. These options vest over various terms ranging from immediate vesting upon grant to the one-year anniversary of the grant date.

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

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2023	1,215,001	$4.21	8.7	$-
Options granted	1,204,000	$1.08	-	$-
Forfeitures	(546,667)	$5.03	-	$-
Outstanding as September 30, 2024	1,872,334	$1.96		$-
Outstanding as December 31, 2024	4,235,666	$1.11	9.2	$-
Options granted	75,000	$1.18	-	$-
Exercised	(250,000)	$1.17	-	$95,219
Expired	(369,999)	$5.05	-	$-
Forfeitures	(100,000)	$1.19	-	$-
Outstanding as September 30, 2025	3,590,667	$1.19	9.0	$-
Exercisable	3,401,500	$1.19	9.0	$-

The fair value of the options granted in 2025 was estimated on the grant date using the Black-Sholes valuation method and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate which resulted in $0.09 million in value.

Key assumptions used to value options in the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Expected price volatility	209.95%	77.7%-152.45%
Risk-free interest rate	4.15%	3.49%-4.24%
Exercise price	$1.18	0.71 - $1.57
Expected term (in years)	5.38 years	5-6 years
Dividend yield	-	-

On September 15, 2025, the compensation committee of the Company voted to reprice the exercise price of certain stock options previously granted to the Chief Executive Officer, Erez Aminov. In total, 300,000 stock options were repriced, to use the closing price of $1.38, MIRA’s common stock on September 15, 2025, as the exercise price. As a result of this stock option repricing, an additional expense of $124,972 was included in stock-based compensation for the three months ended September 30, 2025.

On July 15, 2025, Michelle Yanez, the Company’s former Chief Financial Officer, exercised options to purchase 126,061 shares of the Company’s common stock. The Company received $151,023 in net proceeds from this transaction.

On September 12, 2025, Michelle Yanez exercised options to purchase 98,939 shares of the Company’s common stock. The Company received $117,019 in net proceeds from this transaction.

On September 22, 2025, a former company employee exercised options to purchase 25,000 shares of the Company’s common stock. The Company received $29,750 in net proceeds from this transaction.

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

On July 18, 2025, the Board and the Committee determined the Market capitalization threshold of $25 million had been achieved. As a result, on August 15, 2025, the Company issued Erez Aminov $50,000 in cash and 62,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of $93,750.

The following is RSU activity during the nine months ended September 30, 2025:

Number of
Restricted Shares
Outstanding as of December 31, 2024	500,000
RSU’s granted	62,500
Vested	(562,500)
Expired	-
Forfeitures	-
Outstanding as of September 30, 2025	-

During the year ended December 31, 2024, a total of 500,000 restricted stock units (“RSU”), with an aggregate fair market value of approximately $0.6 million were granted to the Company’s Chief Executive Officer under the 2022 Omnibus Incentive Plan. These RSU’s vested as follows: (i) 50% on February 12, 2025 (ii) 50% at 6-month anniversary of the date of grant. The awards were fair valued using the closing price of the stock of $1.19 on December 6, 2024.

The Company recognized $1.8 million in stock compensation expense related to stock options and RSUs in 2025. This expense was recorded in operating expenses on the accompanying statement of operations and additional paid-in capital on the accompanying balance sheet as of September 30, 2025.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrant activity for the nine months ended September 30, 2025 and 2024 is summarized below:

			Weighted Average
			Remaining
	Number of		Contractual Term	Aggregate
	Warrants	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2023	1,763,570	$3.88	4.6	-
Granted	-	-	-	-
Outstanding as of September 30, 2024	1,763,570	$3.88	4.42	-

Outstanding as December 31, 2024	1,763,570	$3.88	3.60	-
Granted	-	-	-	-
Outstanding as September 30, 2025	1,763,570	$3.88	1.75	-
Exercisable, September 30, 2025	1,763,570	$3.88	3.17	-

Note 7. Segment Information

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Less segment expenses:
Operating costs:
General and administrative expenses	904,346	1,014,223	3,445,045	3,136,393
Research and development expenses	412,639	1,067,396	1,223,240	2,444,134
Total operating costs	1,316,985	2,081,619	4,668,285	5,580,527
Interest income (expense), net	15,697	37,752	45,741	127,564
Unrealized gain on short-term investments	176,056	-	176,056	-
Other expense	(12,441)	-	(12,676)	-
Other income, expense, net	179,312	37,752	209,121	127,564
Segment net loss	$1,137,673	$2,043,867	$4,459,164	$5,452,963

Note 8. Subsequent Events

ATM Offering

On October 15, 2025, under the ATM Agreement, the Company sold 500,000 shares at an average price of $2.55 and received net proceeds of $1.2 million after deducting fees and expenses. On October 16, 2025, under the ATM Agreement, the Company sold 1,251,000 shares at an average price of $2.05 and received net proceeds of $2.5 million after deducting fees and expenses.

Exercise of Options

On October 16, 2025, Erez Aminov, the Company’s Chairman and Chief Executive Officer, exercised options to purchase 613,595 shares of the Company’s common stock. The Company received $590,490 in net proceeds from this transaction.

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

Background of our Company

We are a clinical-stage pharmaceutical development company advancing three neuroscience programs targeting a broad range of neurologic and neuropsychiatric disorders. We hold exclusive license rights in the U.S., Canada, and Mexico for Ketamir-2, a novel, patent-pending oral ketamine analog currently under clinical investigation. Ketamir-2 is being developed for the treatment of neuropathic pain, with a Phase 1 clinical trial currently underway in healthy subjects. The single-ascending-dose (SAD) portion of the study has been completed, and data remain blinded pending full analysis. The multiple-ascending-dose (MAD) portion is underway, and a Phase 2a study in chemotherapy-induced peripheral neuropathy (CIPN) is planned to begin in the first half of 2026, subject to regulatory feedback and site readiness. Preclinical studies are also ongoing to further evaluate its potential in treating depression and post-traumatic stress disorder (PTSD). In addition, we have successfully formulated a topical cream version of Ketamir-2. Initial preclinical studies evaluating its efficacy in treating inflammatory pain have been initiated and completed, with additional studies currently ongoing to further assess its therapeutic potential.

Our second development program, MIRA-55, is a novel oral pharmaceutical marijuana molecule being studied for its potential to alleviate anxiety and cognitive decline, symptoms commonly associated with early-stage dementia. We have conducted, and continue to evaluate, preclinical studies to assess MIRA-55’s potential efficacy in treating inflammatory pain. Recent animal studies demonstrated that MIRA-55 produced analgesic and anti-inflammatory effects in validated preclinical pain models without evidence of local irritation or psychoactive side effects. These findings support continued advancement toward IND-enabling studies. If approved by the FDA, MIRA-55 could represent a significant advancement in the treatment of various neuropsychiatric, inflammatory, and neurologic disorders.

The U.S. Drug Enforcement Administration (DEA) has completed its scientific review of both Ketamir-2 and MIRA-55 and concluded that neither compound would be considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations.

On September 29, 2025, we acquired SKNY Pharmaceuticals (“SKNY”), a related party private company. SKNY merged with MIRAPHARM Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Mira Sub”), with SKNY surviving as a wholly owned subsidiary of MIRA. SKNY’s preclinical drug candidate, SKNY-1, is designed to modulate CB1, CB2, and MAO-B pathways to address energy storage, lipid metabolism, appetite, cravings, and reward - without the psychiatric side effects that limited earlier CB1-targeting drugs. SKNY holds exclusive rights in the United States, Canada, and Mexico to SKNY-1 under license from Miralogx, a related party of the Company.

SKNY-1 has been evaluated in preclinical behavioral and metabolic models. In zebrafish models that mimic human obesity and craving behaviors, oral SKNY-1 administration was associated with reductions in food consumption, body-weight gain, and nicotine-seeking behavior compared with controls. In a rodent behavioral assay used to assess CB1-related anxiety-like effects, SKNY-1 did not induce the anxiety-related responses observed with earlier CB1-targeting compounds. These findings support continued preclinical development of SKNY-1 in models of metabolic and behavioral modulation.

We were incorporated under the laws of the State of Florida in September 2020 and commenced substantive operations, including our pharmaceutical development program, in late 2020.

Highlights- Third Quarter and Beyond

●	On July 2, 2025, MIRA announced preclinical results demonstrating that its proprietary drug candidate, Mira-55, a non-psychoactive marijuana analog, delivered morphine-comparable pain relief in a validated animal model of inflammatory pain, without inducing local inflammation.

●	On July 10, 2025, MIRA announced new preclinical results from SKNY-1, an oral drug candidate for obesity and nicotine addiction currently under definitive agreement for acquisition. In a validated behavioral model used to measure Cannabinoid 1 receptor (CB1)-related anxiety-like effects, SKNY-1 demonstrated clear reversal of anxiety-related behavior induced by a CB1 activator, distinguishing it from earlier CB1-targeting drugs that were discontinued due to unfavorable safety profiles.

●	On July 28, 2025, MIRA announced that the U.S. Food and Drug Administration (FDA) has cleared its Investigational New Drug (IND) application for Ketamir-2, the Company’s novel oral NMDA receptor antagonist for the treatment of neuropathic pain. The clearance enables MIRA to initiate U.S.-based clinical trials.

●	On July 29, 2025, MIRA announced new preclinical data evaluating the analgesic effects of its topical Ketamir-2 formulation in a validated rodent model of pain. The study demonstrated that topical Ketamir-2 significantly reduced both acute and inflammatory pain behaviors in animals, with a rapid onset of action, durable effect, and efficacy comparable to injected morphine across both phases of the pain model. These findings support continued development of topical Ketamir-2 for localized pain conditions, including diabetic neuropathy, postherpetic neuralgia, chemotherapy-induced peripheral neuropathy, osteoarthritis, and other forms of inflammatory pain.

●	On August 12, 2025, MIRA announced the acceptance of a second peer-reviewed manuscript describing its lead oral drug candidate, Ketamir-2, in Frontiers in Pharmacology. The newly accepted publication reports that Ketamir-2 outperformed ketamine, pregabalin, or gabapentin-depending on the comparator used-in restoring sensory function and reversing pain behaviors across two gold-standard rodent models of neuropathic pain.

●	On August 19, 2025, MIRA announced the successful completion of the Single Ascending Dose (SAD) portion of its ongoing Phase 1 clinical trial evaluating oral Ketamir-2. The study, conducted at the Hadassah Clinical Research Center in Israel under the direction of Principal Investigator Prof. Yoseph Caraco, demonstrated a favorable safety and tolerability profile, with no severe or clinically significant adverse effects observed to date.

●	On September 12, 2025, MIRA announced that its stockholders approved the acquisition of SKNY Pharmaceuticals, Inc. (“SKNY”) at the Company’s 2025 Annual Meeting of Stockholders. All proposals at the meeting were approved by shareholders, including the SKNY acquisition.

●	On September 16, 2025, MIRA announced positive results demonstrating that its oral drug candidate Ketamir-2 restored normalized behavior in stressed animals within a validated model of post-traumatic stress disorder (PTSD). Ketamir-2 is currently being evaluated in an ongoing Phase 1 clinical trial for neuropathic pain, where it has shown a favorable safety profile to date.

●	On September 22, 2025, MIRA announced topline results from the single ascending dose (SAD) portion of its ongoing Phase 1 clinical trial evaluating the safety, tolerability, and pharmacokinetics (PK) of its lead oral candidate, Ketamir-2, in healthy volunteers. The randomized, placebo-controlled study enrolled 32 healthy adult participants across four escalating oral dose cohorts (50 mg to 600 mg). The primary endpoints were safety, tolerability, and PK characterization.

●	On September 29, 2025, MIRA Pharmaceuticals, Inc. acquired SKNY, a related party private company under common control with MIRA.

●	On October 16, 2025, MIRA announced new preclinical data showing that oral Mira-55 normalized pain and significantly reduced inflammation, outperforming injected morphine in an established animal model of inflammatory pain.

●	On October 24, 2025, MIRA announced the initiation of the multiple ascending dose (MAD) portion of its ongoing Phase 1 clinical trial evaluating its lead oral candidate, Ketamir-2, in healthy volunteers. The Company also announced that it has selected chemotherapy-induced peripheral neuropathy (CIPN) - a common and debilitating side effect of cancer treatment - as the lead indication for its planned Phase 2a clinical evaluation.

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

Results of Operations

For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Research and Development Expenses. We incurred $0.4 million in research and development expenses during the three months ended September 30, 2025, and during the three months ended September 30, 2024, we incurred $1.0 million in research and development expenses. The decrease from 2024 to 2025 is primarily due to decreased costs for the development of MIRA-55.

We incurred $1.2 million in research and development expenses during the nine months ended September 30, 2025, and during the nine months ended September 30, 2024, we incurred $2.4 million in research and development expenses. The decrease from 2024 to 2025 is primarily due to decreased costs in for the development of MIRA-55.

General and Administrative Expenses. We incurred $0.9 million and $1.0 million in general and administrative expenses during the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The decrease from 2024 to 2025 was primarily due to a decrease in stock-based compensation related to compensation for officers, directors, and employees.

We incurred $3.4 million and $3.1 million in general and administrative expenses during the nine months ended September 30, 2025 and 2024, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees, stock-based compensation, administration and other related costs. The difference is primarily due to an increase in stock-based compensation related to compensation to the officers, directors, and employees during the 2025 fiscal year.

Interest income. We earned $0.02 and $0.04 million in interest income during the three months ended September 30, 2025 and 2024, respectively. Interest income during the three months for each respective period consisted of interest earned on bank accounts.

We earned $0.05 and $0.1 million in interest income during the nine months ended September 30, 2025 and 2024, respectively. The difference is primarily due to cash balances.

Unrealized gain on short-term investments. On September 30, 2025, the value of the 3,521,127 Telomir Pharmaceuticals, Inc. shares received in the SKNY acquisition increased from $4,718,310, as recorded on September 29, 2025, the Closing Date of the SKNY acquisition, to $4,894,366, based on the closing price of the stock on September 30, 2025. This resulted in an unrealized gain recorded in other income of $176,056. We did not have short-term investments in the nine months ended September 30, 2024

Liquidity and Capital Resources

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

On September 29, 2025, MIRA Pharmaceuticals, Inc. acquired SKNY, a related party private company under common control with MIRA. SKNY merged with MIRAPHARM Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Mira Sub”), with SKNY surviving as a wholly owned subsidiary of MIRA. SKNY’s largest shareholder contributed to the Company, on behalf of SKNY 3,521,127 shares of common stock in Telomir Pharmaceuticals, Inc. (NASDAQ: TELO), a publicly traded preclinical stage biotechnology company that is a related party with MIRA and SKNY. The 3,521,127 share in TELO represented $5,000,000 based on the 10-day average of the closing share price of TELO stock, $1.42, for the ten trading days prior to September 25, 2025, (the “Measurement Date”). On September 29, 2025 (the “Closing Date”), MIRA Pharmaceuticals, Inc. received the TELO shares and recorded their value as of the Closing Date as $4,718,310. See Note 5, Asset Acquisition. The 3,521,127 shares in TELO were recorded on the MIRA balance sheet as a Short-term investment. On September 30, 2025, the value of these shares was adjusted to $4,894,366 based on the TELO closing price on September 30, 2025, with a corresponding credit to other income of $176,056.

Historically, we have been primarily engaged in developing MIRA-55 and, more recently, have also been focusing on the development of Ketamir-2. On September 29, 2025, we acquired the rights to develop SKNY-1. Supporting these activities, we have sustained substantial losses. Our ability to fund ongoing operations and future clinical and clinical trials required for FDA approval is dependent on our ability to obtain significant additional external funding in the near term. We expect to be able to fund operations through the third quarter of 2026, with the issuance of common stock under our shelf registration statement described in Note 6 of the accompanying financial statements. We will require additional financing to fund our operations, to continue and complete clinical and clinical development activities and to commercially develop and ultimately launch our product candidates. However, and particularly given our early-stage nature and the significant time and capital required to implement our business plan, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

On August 12, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of any such offering. Proceeds raised in the ATM financing supported by this shelf registration statement as of the filing date have totaled $6.7 million, net of $0.3 million in fees and transaction costs.

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

We did not have any material non-cancellable contractual obligations as of September 30, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,526,632)	$(3,755,576)
Financing activities	3,335,240	3,297,570
Net change in cash	$(191,392)	$(458,006)

Net Cash Flows from Operating Activities

The cash used in operating activities resulted primarily from our net losses and unrealized gain on short-term investments, offset by stock-based compensation expense, changes in prepaid expenses and changes in components of accounts payable and accrued expenses.

For the nine months ended September 30, 2025, operating activities used $3.5 million of cash. This was primarily driven by a net loss of $4.5 million and $0.6 million used to pay down accounts payable and prepaid expenses and an unrealized gain of $0.18 million. These outflows were partially offset by $1.8 million in stock-based compensation expense. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

For the nine months ended September 30, 2024, operating activities used $3.7 million of cash. This was primarily driven by a net loss of $5.4 million and $0.3 million used to pay down accounts payable and prepaid expenses. These outflows were partially offset by $1.4 million in stock-based compensation expense. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2025, financing activities provided $3.4 million of cash, resulting from $3.0 million proceeds from sale of common stock from the ATM, less offering costs, and $0.29 million proceeds from stock option exercises.

For the nine months ended September 30, 2024, financing activities provided $3.3 million of cash, resulting primarily from $3.1 million in sales of common stock.

Nasdaq Listing Compliance Risk Due to Stockholders’ Equity Deficiency

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

On May 7, 2025, Nasdaq accepted our plan and granted an extension to regain compliance with the Rule. The terms of the extension were as follows: on or before October 6, 2025 the company was required to evidence compliance with the Rule.

On September 29, 2025, MIRA Pharmaceuticals, Inc. acquired SKNY, a related party private company under common control with MIRA. SKNY’s largest shareholder contributed to the Company on behalf of SKNY 3,521,127 shares of common stock in Telomir Pharmaceuticals, Inc. (NASDAQ: TELO), a publicly traded preclinical stage biotechnology company under common control with MIRA and SKNY. The 3,521,127 shares in TELO represented $5,000,000 based on the stock’s closing price on September 26 (the “Measurement Date”). On September 29, 2025 (the “Closing Date”), MIRA Pharmaceuticals, Inc. received the TELO shares and recorded their value as of the Closing Date as $4,718,310. See Note 5, Asset Acquisition. The 3,521,127 shares in TELO were recorded on the MIRA balance sheet as a Short-term investment. On September 30, 2025, the value of these shares was adjusted to $4,894,366 based on the TELO closing price on September 30, 2025, with a corresponding credit to other income of $176,056.

As of the date of this filing, we have sold 4,133,402 shares in ATM transactions, with net proceeds of $6.7 million. As of September 30, 2025, our shareholder’s equity was $7.6 million. On October 7, 2025, we received a notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that NASDAQ had determined that we are in compliance with Nasdaq Listing Rule 5550(b)(1).

There can be no assurance that we will be able to maintain compliance with Nasdaq’s listing requirements. If we fail to maintain compliance with the Rule, our common stock may be subject to delisting from the Nasdaq Capital Market, which could materially and adversely affect the liquidity and market price of our common stock and limit our access to capital.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302
31.2*	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350 (*)
32.2**	Certification Pursuant To 18 U.S.C. Section 1350 (*)
101.ins*	Inline XBRL Instance Document
101.sch*	Inline XBRL Taxonomy Extension Schema Document
101.cal*	Inline XBRL Taxonomy Calculation Linkbase Document
101.def*	Inline XBRL Taxonomy Definition Linkbase Document
101.lab*	Inline XBRL Taxonomy Label Linkbase Document
101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: November 13, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

