Form 10-K
period 2025-12-31
MIRA PHARMACEUTICALS, INC.
filed 2026-03-31
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, was $15,950,168 based on the closing sale price of the Company’s common stock, par value $0.0001 on such date of $1.21 per share, as reported by the NASDAQ Capital Market.

As of March 30, 2026, there were 42,022,087 shares of common stock, par value $0.0001, issued and outstanding.

MIRA Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

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

PART I

ITEM 1. Description of Business

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA, the “Company”, “we”, “us”) is a clinical-stage pharmaceutical development company advancing a pipeline of novel oral therapeutics targeting neurologic, neuropsychiatric, metabolic, and addiction-related disorders. The Company holds exclusive rights in the United States, Canada, and Mexico to Ketamir-2, MIRA-55, and SKNY-1, three drug candidates designed to address significant unmet medical needs across neuropathic and inflammatory pain, central nervous system disorders, and metabolic and behavioral conditions.

Ketamir-2 is a next-generation oral NMDA receptor modulator that has completed a Phase 1 clinical trial in healthy volunteers. The study included both single-ascending-dose (SAD) and multiple-ascending-dose (MAD) cohorts, and dosing has been completed across all cohorts. Based on preliminary safety data reviewed to date, no serious adverse events or dose-limiting toxicities have been reported; however, the database remains blinded and final audited safety and pharmacokinetic analyses are ongoing. The Company is preparing to initiate a Phase 2a clinical trial in chemotherapy-induced peripheral neuropathy (CIPN) in the first half of 2026, subject to regulatory feedback and site readiness.

MIRA-55 is a novel oral, non-psychoactive cannabinoid analog under preclinical development for inflammatory pain and central nervous system–related conditions, including anxiety and cognitive impairment. In validated preclinical models, MIRA-55 has demonstrated both analgesic and anti-inflammatory activity, including restoration of pain thresholds and reduction of inflammation in inflammatory pain models. In comparative studies, the compound produced analgesic effects comparable to morphine, while also demonstrating direct anti-inflammatory activity not observed with opioid treatment under the conditions evaluated.

In a series of behavioral and safety assessments, MIRA-55 did not demonstrate cannabinoid-like central nervous system adverse effects, including sedation, catalepsy, or anxiogenic responses, at tested doses in preclinical models. These findings support a differentiated pharmacological profile designed to minimize CB1-mediated effects while maintaining therapeutic activity.

The Company is advancing MIRA-55 through IND-enabling development activities and is targeting an Investigational New Drug (IND) submission for inflammatory pain, subject to completion of required preclinical studies, manufacturing readiness, regulatory interactions, and available capital resources.

The U.S. Drug Enforcement Administration (DEA) has completed its scientific review of Ketamir-2, MIRA-55, and SKNY-1 and concluded that each compound is not currently considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and applicable regulations.

On September 29, 2025, MIRA acquired SKNY Pharmaceuticals, Inc., a Delaware corporation (“SKNY”), a private company and related party, developing SKNY-1, a preclinical-stage oral therapeutic candidate designed to modulate CB1 and CB2 receptor signaling and selectively inhibit monoamine oxidase B (MAO-B). SKNY-1 is being developed to target pathways involved in energy balance, lipid metabolism, appetite regulation, reward, and craving-related behaviors.

SKNY-1 has been evaluated in preclinical behavioral and metabolic models. In validated animal models that simulate obesity and reward-driven behavior, oral administration of SKNY-1 was associated with reductions in body weight, food consumption, and nicotine-seeking behavior compared with controls. In these studies, weight reduction was not accompanied by measurable loss of muscle mass under the conditions evaluated. Additional findings demonstrated improvements in metabolic parameters and modulation of craving-related behaviors.

In behavioral assessments, SKNY-1 did not demonstrate anxiety-like or other adverse central nervous system–related behavioral effects in the models studied, and in certain conditions mitigated CB1-related behavioral responses. These observations support a differentiated pharmacological profile relative to prior CB1-targeting agents.

The Company is conducting additional preclinical studies to further characterize SKNY-1 in models of obesity and nicotine dependence and is advancing the program toward IND-enabling development activities. Subject to completion of required studies, manufacturing readiness, regulatory interactions, and available capital resources, the Company is targeting an Investigational New Drug (IND) submission for SKNY-1 in 2026.

Ketamir-2: Selective Oral NMDA Receptor Modulator

Ketamir-2 is a patent-pending, orally bioavailable NMDA receptor modulator being developed for neuropathic pain, with an initial focus on chemotherapy-induced peripheral neuropathy (CIPN). The Company has completed dosing in a Phase 1 clinical trial in healthy volunteers, including both single-ascending-dose (SAD) and multiple-ascending-dose (MAD) cohorts. Database lock, unblinding, and final safety and pharmacokinetic analyses are ongoing.

Ketamir-2 is designed to selectively modulate the NMDA receptor (PCP binding site) with low binding affinity and limited off-target receptor activity, with the goal of improving tolerability relative to ketamine. Subject to regulatory interactions and operational readiness, the Company plans to advance Ketamir-2 into a Phase 2a clinical trial in CIPN in the first half of 2026.

MIRA-55: Oral Cannabinoid Analog

MIRA-55 is a novel oral cannabinoid analog in preclinical development for inflammatory pain and central nervous system–related conditions, including anxiety and cognitive impairment. The compound has been designed to preferentially modulate CB2 receptor activity while minimizing CB1-mediated central nervous system effects.

In preclinical models, MIRA-55 has demonstrated analgesic and anti-inflammatory activity, including restoration of pain thresholds and reduction of inflammation in inflammatory pain models. In behavioral assessments, the compound did not demonstrate cannabinoid-like central nervous system adverse effects under the conditions evaluated. The Company is advancing MIRA-55 through IND-enabling development activities and is targeting an IND submission for inflammatory pain, subject to completion of required studies and regulatory interactions.

SKNY-1: Oral Therapeutic Candidate for Metabolic and Addiction-Related Indications

SKNY-1 is a preclinical-stage oral therapeutic candidate designed to modulate CB1 and CB2 receptor signaling and selectively inhibit monoamine oxidase B (MAO-B). The compound is being developed to target pathways involved in energy balance, appetite regulation, reward, and craving-related behaviors, with initial focus on weight management and nicotine dependence.

In preclinical metabolic and behavioral models, SKNY-1 has demonstrated reductions in body weight, food intake, and nicotine-seeking behavior. In these studies, weight reduction was not associated with measurable loss of muscle mass under the conditions evaluated. Behavioral assessments did not demonstrate adverse central nervous system–related effects in the models studied. The Company is conducting additional preclinical studies and is advancing SKNY-1 toward IND-enabling development activities, with a targeted IND submission in 2026, subject to completion of required studies and regulatory interactions.

Regulatory and DEA Classification

The U.S. Drug Enforcement Administration (DEA) has completed its scientific review of Ketamir-2, MIRA-55, and SKNY-1 and concluded that each compound is not currently considered a controlled substance or listed chemical under the Controlled Substances Act (CSA) and applicable regulations. This regulatory distinction may facilitate clinical development and commercialization by avoiding certain regulatory requirements applicable to controlled substances.

Preclinical Studies and Pharmacology of Ketamir-2

We have conducted preclinical studies to characterize the pharmacological profile, safety, and therapeutic potential of Ketamir-2, an investigational compound targeting neuropathic pain and related conditions. These studies include in vitro and in vivo assessments evaluating receptor binding, efficacy, selectivity, pharmacokinetics, metabolism, general pharmacology, and toxicology.

Mechanism of Action and Receptor Selectivity

Ketamir-2 has been identified as a low-affinity NMDA receptor antagonist that selectively binds to the phencyclidine (PCP) site, with an IC50 of approximately 100 µM. Its primary metabolite, nor-Ketamir-2, also interacts with the PCP site and does not exhibit meaningful affinity for other receptor systems evaluated. This targeted receptor interaction differentiates Ketamir-2 from ketamine, which exhibits broader receptor binding, including opioid and monoaminergic receptors, and binds to NMDA receptors with significantly higher affinity.

Efficacy in Animal Models

The pharmacological activity of Ketamir-2 has been evaluated in preclinical neuropathic pain and behavioral models. In neuropathic pain models, including the Chung model, treatment with Ketamir-2 was associated with improvements in pain thresholds at multiple dose levels. In behavioral assessments, including the open-field test, elevated plus maze, and forced swim test, Ketamir-2 demonstrated activity consistent with modulation of anxiety- and depression-related pathways.

These effects were observed without evidence of significant off-target receptor activity in the models evaluated. Preclinical findings may not be predictive of clinical outcomes.

Phase 1 Clinical Evaluation

Ketamir-2 has been evaluated in a randomized, double-blind, placebo-controlled Phase 1 clinical trial in healthy volunteers, including both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts. Dosing has been completed across all cohorts, and database lock and final analyses are ongoing.

Based on safety data reviewed to date, Ketamir-2 has been observed to be generally well tolerated at the dose levels evaluated, with no serious adverse events or dose-limiting toxicities reported. No clinically significant dissociative or psychotomimetic effects typically associated with ketamine were observed.

These observations are preliminary, and final safety, tolerability, and pharmacokinetic results remain subject to completion of data analysis.

Preclinical Studies and Pharmacology of MIRA-55

We have conducted preclinical studies to evaluate the pharmacological activity of MIRA-55, a cannabinoid analog under development for inflammatory pain and central nervous system–related conditions. These studies include receptor-binding assays, behavioral models, and inflammatory pain models.

In preclinical models, MIRA-55 demonstrated activity consistent with modulation of inflammatory pathways and pain responses, including reductions in inflammation and normalization of pain thresholds in validated inflammatory pain models. In comparative studies, MIRA-55 demonstrated analgesic activity in these models without evidence of opioid-like or cannabinoid-like central nervous system adverse effects under the conditions evaluated.

These findings are based on preclinical studies, and their relevance to human clinical outcomes has not been established.

Preclinical Studies and Pharmacology of SKNY-1

We have conducted preclinical studies to evaluate the pharmacological activity of SKNY-1, a therapeutic candidate targeting metabolic and addiction-related pathways, including appetite regulation and reward-driven behaviors.

In preclinical models, including zebrafish models designed to assess obesity and craving-related behaviors, SKNY-1 administration was associated with reductions in food intake, body weight, and nicotine-seeking behavior. In these studies, weight reduction was not associated with measurable loss of muscle mass under the conditions evaluated. Additional observations included changes in metabolic parameters and behavioral responses associated with reward and craving.

Preclinical behavioral assessments did not demonstrate adverse central nervous system–related effects in the models studied.

These findings are based on preclinical studies, and their relevance to human clinical outcomes has not been established.

Recent Developments

Completion of Phase 1 Clinical Trial of Ketamir-2

In March 2026, the Company announced the completion of dosing in its Phase 1 clinical trial evaluating Ketamir-2, a proprietary oral NMDA receptor modulator, in healthy volunteers. The randomized, double-blind, placebo-controlled study included both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts.

A total of 56 participants were enrolled across all cohorts. Based on safety data reviewed to date, no serious adverse events or dose-limiting toxicities have been reported at any dose level tested. In addition, no clinically significant dissociative or psychotomimetic effects typically associated with ketamine were observed.

Database lock, unblinding, and final pharmacokinetic and safety analyses are ongoing.

Grant of Bonus Cash and RSUs

On March 29, 2026, the Board and the Compensation Committee of the Board determined the certain milestone in Company’s Phase I clinical trial had been achieved. As a result, on March 29, 2026, the grant date, the Company issued Erez Aminov $80,753 in cash and 83,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of approximately $86,000.

Resignation as Director Candidate

On March 30, 2026, Kelly Stackpole informed the Company that he will not be joining the Board in the future, as was originally disclosed in connection with the Company’s acquisition of SKNY.

Planned Phase 2a Study in Chemotherapy-Induced Peripheral Neuropathy (CIPN)

The Company intends to advance Ketamir-2 into a Phase 2a clinical study in patients with chemotherapy-induced peripheral neuropathy (CIPN) under its active Investigational New Drug (IND) application. Submission of the Phase 2a protocol and supporting documentation to the U.S. Food and Drug Administration (FDA) is expected in the first half of 2026, subject to regulatory review and site readiness.

Ketamir-2 Clinical Development Strategy

Ketamir-2 is being advanced through a staged clinical development program focused on evaluating safety, pharmacokinetics, and clinical efficacy in neuropathic pain indications.

The Company has completed a Phase 1 clinical trial of Ketamir-2 in healthy volunteers, including both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts. Final data analysis is ongoing.

Following completion of Phase 1, the Company is preparing to initiate a Phase 2a proof-of-concept study in patients with chemotherapy-induced peripheral neuropathy (CIPN) under its active Investigational New Drug (IND) application.

The planned Phase 2a study is expected to evaluate safety, tolerability, and preliminary efficacy using validated neuropathic pain endpoints. The Company’s objective is to generate data to support further clinical development and potential regulatory advancement.

Future development activities may include additional studies in neuropathic pain and other central nervous system–related indications, subject to regulatory feedback and available resources.

Compensation Award to Chief Executive Officer

On March 26, 2026, following the successful completion of the Phase 1 clinical trial for Ketamir-2, the Compensation Committee of the Board of Directors approved certain performance-based compensation awards to the Company’s Chief Executive Officer, Erez Aminov, in accordance with the Company’s 2023 Equity Incentive Plan and Short-Term Incentive program.

In connection with the achievement of this clinical milestone:

●	The Company granted 83,500 restricted stock units (RSUs), representing a performance-based equity award tied to the completion of the Ketamir-2 Phase 1 clinical milestone; and
●	The Company approved a short-term incentive (STI) cash bonus of $80,753, representing the target payout associated with clinical milestone achievement under the Company’s executive compensation framework.

These awards were granted pursuant to the Company’s previously established compensation structure, which aligns executive incentives with key clinical and strategic milestones .

Regulatory Status and Development Progress

Ketamir-2 has completed a Phase 1 clinical trial in healthy volunteers under an active Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA). Final data analysis is ongoing. The Company is preparing to advance Ketamir-2 into a Phase 2a clinical study in patients with chemotherapy-induced peripheral neuropathy (CIPN), subject to regulatory review.

MIRA-55 and SKNY-1 are currently in preclinical development. The Company is preparing to initiate IND-enabling activities, including toxicology, safety pharmacology, and manufacturing development, in support of potential future IND submissions. The timing of such activities and submissions will depend on regulatory interactions, development progress, and available resources.

Clinical Development of Ketamir-2

Ketamir-2 has been evaluated in a randomized, double-blind, placebo-controlled Phase 1 clinical trial in healthy volunteers, including both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts. Dosing has been completed across all cohorts, and final data analysis is ongoing.

Based on safety data reviewed to date, Ketamir-2 has been observed to be generally well tolerated at the dose levels evaluated, with no serious adverse events or dose-limiting toxicities reported. No clinically significant dissociative or psychotomimetic effects typically associated with ketamine were observed.

The Company is preparing to initiate a Phase 2a clinical study in patients with chemotherapy-induced peripheral neuropathy (CIPN) under its active Investigational New Drug (IND) application. The planned study is expected to evaluate safety, tolerability, and preliminary efficacy using validated neuropathic pain endpoints.

Clinical Manufacturing and Supply

Recipharm Israel Ltd., a contract development and manufacturing organization (CDMO), has completed development and GMP manufacturing of Ketamir-2 for use in preclinical and clinical studies.

Preclinical Development of Mira-55

The Company has conducted a series of in vitro and in vivo preclinical studies to characterize the pharmacological activity of MIRA-55.

Receptor Pharmacology

Radio-ligand binding and functional assays have demonstrated preferential CB2 receptor activity relative to CB1 receptors, consistent with the compound’s design to limit CB1-mediated psychoactive effects.

Pain and Inflammatory Models

MIRA-55 has been evaluated in validated models of inflammatory and nociceptive pain. In a formalin-induced inflammatory pain model, oral administration of MIRA-55 restored pain thresholds to baseline levels and significantly reduced inflammation as measured by paw edema. In these studies, MIRA-55 demonstrated greater normalization of pain responses compared to morphine, which primarily affects central pain perception without directly addressing inflammation.

Behavioral and Anxiety Models

MIRA-55 has been evaluated in the Elevated Plus Maze (EPM), a validated rodent model of anxiety-related behavior. In these studies, MIRA-55-treated animals demonstrated increased time spent in open arms compared to controls, consistent with reduced anxiety-like behavior, without evidence of sedation or locomotor impairment.

Central Nervous System Safety Profile

Across a range of validated behavioral assays, including hypothermia, catalepsy, open field, and EPM testing, MIRA-55 did not demonstrate cannabinoid-like central nervous system side effects typically associated with CB1 receptor activation. No evidence of sedation, motor impairment, or anxiogenic effects was observed in preclinical studies.

Preclinical results may not be predictive of clinical outcomes.

SKNY-1 Preclinical Development

The Company has conducted a series of preclinical studies to evaluate the pharmacological activity and therapeutic potential of SKNY-1 in models of metabolic regulation, appetite, and reward-driven behavior.

Metabolic and Weight Loss Models

SKNY-1 has been evaluated in validated zebrafish models of obesity and metabolic dysfunction. In these studies, oral administration of SKNY-1 resulted in significant reductions in body weight, with treated animals demonstrating up to approximately 30% weight loss over the study period. Importantly, weight reduction was achieved without evidence of muscle loss, suggesting preservation of lean body mass.

In addition, SKNY-1 treatment was associated with normalization of metabolic parameters, including reductions in liver fat accumulation and improvements in lipid profiles, supporting its potential role in metabolic regulation.

Appetite and Behavioral Models

In preclinical models assessing feeding behavior and compulsivity, SKNY-1 demonstrated dose-dependent reductions in high-calorie food consumption and decreased food-seeking behavior under stress conditions. Treated animals showed reduced compulsive feeding patterns and improved regulation of appetite-related behaviors.

Nicotine and Reward Models

SKNY-1 has also been evaluated in models of nicotine-seeking behavior. In these studies, treatment with SKNY-1 reduced nicotine preference and decreased reward-seeking behavior associated with nicotine exposure. Behavioral responses in treated animals approached those observed in non-dependent control groups, suggesting potential activity in addiction-related pathways.

Neurobehavioral and CNS Safety Profile

In validated behavioral models assessing anxiety-related responses, SKNY-1 demonstrated reversal of CB1 agonist-induced anxiety-like behavior and did not exhibit the adverse neuropsychiatric effects associated with earlier CB1-targeting compounds. These findings support a differentiated central nervous system profile relative to prior therapies in this class.

Hormonal and Neurochemical Effects

Preclinical studies have shown that SKNY-1 modulates key metabolic and neurohormonal markers associated with appetite and reward, including normalization of leptin and ghrelin levels and modulation of dopamine signaling pathways. These findings are consistent with the compound’s proposed mechanism targeting appetite regulation and reward processing.

Preclinical results may not be predictive of clinical outcomes.

Market Opportunity and Competitive Positioning

Ketamir-2 – Neuropathic Pain

Neuropathic pain is a significant and growing health concern in the United States, affecting an estimated 7–10% of adults based on published epidemiological data. According to third-party market research, the North American neuropathic pain market is estimated in the multi-billion-dollar range and is expected to grow significantly over the remainder of the decade, driven by an aging population, increasing prevalence of diabetes, chemotherapy-induced peripheral neuropathy (CIPN), and post-surgical nerve injuries.

There are currently no therapies approved by the U.S. Food and Drug Administration specifically for CIPN, and treatment is typically limited to off-label use of antidepressants, anticonvulsants, and opioids. These therapies often provide incomplete pain relief and may be associated with tolerability and safety concerns, including sedation, cognitive impairment, and risk of dependence.

Ketamir-2 is designed as an oral NMDA receptor modulator with a differentiated safety and tolerability profile relative to ketamine, including the absence of clinically significant dissociative effects observed to date. The Company believes Ketamir-2 may offer advantages including oral administration, reduced abuse potential, and improved tolerability, positioning it as a potential alternative to existing therapies.

MIRA-55 – Inflammatory Pain

Chronic inflammatory pain represents a large and underserved global market, historically dominated by opioids and nonsteroidal anti-inflammatory drugs (NSAIDs), both of which are associated with significant safety limitations, including risk of dependence, gastrointestinal toxicity, and cardiovascular adverse effects.

According to third-party market research, the global non-opioid pain treatment market represents a large and growing commercial opportunity, with continued demand for safer and more effective alternatives to existing therapies.

MIRA-55 is designed to address both inflammation and pain through preferential CB2 receptor activity, with preclinical data demonstrating dual anti-inflammatory and analgesic effects without evidence of cannabinoid-related central nervous system side effects. The Company believes this differentiated pharmacological profile may position MIRA-55 as a potential non-opioid alternative in the treatment of inflammatory pain.

SKNY-1 – Obesity and Nicotine Addiction

Obesity and nicotine addiction are among the leading causes of preventable death globally and represent large and rapidly growing therapeutic markets.

According to third-party market research and industry analyses, the global obesity therapeutics market is projected to exceed $100 billion over the next decade and may reach significantly higher levels as demand for effective and accessible treatments continues to increase. Current therapies, including GLP-1 receptor agonists, are associated with limitations such as injectable administration, gastrointestinal side effects, and loss of lean muscle mass.

The global smoking cessation market is also substantial and is expected to continue to grow, although existing therapies are associated with modest long-term success rates and, in some cases, neuropsychiatric safety concerns.

SKNY-1 is a differentiated oral therapeutic designed to modulate CB1, CB2, and MAO-B pathways involved in appetite, reward, and metabolic regulation. In preclinical studies, SKNY-1 demonstrated significant weight loss without evidence of muscle loss, reduction in high-calorie food consumption, and reversal of nicotine-seeking behavior, along with a favorable central nervous system safety profile relative to prior CB1-targeting agents.

The Company believes SKNY-1’s oral administration, multi-target mechanism, and dual indication potential may position it as a differentiated candidate across both obesity and addiction markets.

Development Strategy

Our development strategy is focused on advancing a diversified pipeline of differentiated small-molecule therapeutics targeting neurological, neuropsychiatric, inflammatory, and metabolic disorders. We aim to generate clinically meaningful data, pursue efficient regulatory pathways, and maximize long-term value through a combination of internal development and strategic collaborations.

Ketamir-2

For Ketamir-2, our strategy is to advance clinical development in neuropathic pain, with an initial focus on chemotherapy-induced peripheral neuropathy (CIPN), a condition with significant unmet medical need and no FDA-approved therapies.

We have completed Phase 1 clinical development, including both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts, and are advancing toward a Phase 2a proof-of-concept study. Our objective is to generate clinical data demonstrating safety, tolerability, and preliminary efficacy in patients.

In parallel, we intend to evaluate additional indications where NMDA receptor modulation may have therapeutic relevance, including neuropsychiatric disorders. We also plan to explore strategic partnerships to support later-stage development and potential commercialization.

MIRA-55

For MIRA-55, our strategy is to advance a differentiated cannabinoid-based therapeutic targeting inflammatory pain and related conditions.

MIRA-55 is currently progressing through IND-enabling studies, including safety pharmacology, toxicology, and manufacturing scale-up activities. Our objective is to support a potential Investigational New Drug (IND) submission and initiate clinical evaluation, subject to completion of required studies and regulatory interactions.

We plan to focus initial development on inflammatory pain indications, based on preclinical data demonstrating dual anti-inflammatory and analgesic effects without evidence of cannabinoid-related central nervous system side effects. We may also evaluate additional indications aligned with the compound’s pharmacological profile.

SKNY-1

For SKNY-1, our strategy is to advance a novel oral therapeutic targeting obesity and nicotine addiction through a multi-pathway mechanism involving CB1, CB2, and MAO-B modulation.

SKNY-1 is currently in preclinical development, and we are preparing for IND-enabling studies, including additional pharmacology, safety, and toxicology assessments. We plan to conduct further studies in relevant animal models to support its therapeutic potential in metabolic and addiction-related indications.

Our objective is to position SKNY-1 as a differentiated oral therapy with potential dual-indication utility, and we intend to evaluate strategic development and partnering opportunities as the program advances.

Strategic Focus

Across our pipeline, we intend to:

●	Advance programs through key value-inflection points, including clinical proof-of-concept
●	Prioritize indications with significant unmet medical need and limited treatment options
●	Maintain capital-efficient development pathways
●	Explore strategic collaborations, licensing opportunities, or other transactions to support development and commercialization

Our goal is to build a portfolio of differentiated therapeutic candidates with the potential to address large and underserved markets while maximizing long-term shareholder value.

Preclinical Research and Pharmacology

Ketamir-2

Ketamir-2 has been evaluated in a series of in vitro and in vivo preclinical studies designed to characterize its pharmacological activity, receptor selectivity, and therapeutic potential.

Preclinical studies indicate that Ketamir-2 is a low-affinity NMDA receptor antagonist that selectively binds to the phencyclidine (PCP) site, with reduced off-target receptor interactions compared to ketamine. In animal models of neuropathic pain, including established rodent models, Ketamir-2 demonstrated improvements in pain thresholds relative to baseline. Behavioral assessments also indicated activity in models commonly used to evaluate anxiety- and depression-related endpoints.

Pharmacokinetic and metabolism studies suggest that Ketamir-2 is orally bioavailable, crosses the blood-brain barrier, and is metabolized primarily through N-demethylation pathways. Preclinical findings may not be predictive of clinical outcomes.

MIRA-55

MIRA-55 has been evaluated in preclinical studies assessing receptor pharmacology, behavioral effects, and activity in pain and inflammation models.

In vitro receptor-binding and functional assays indicate that MIRA-55 exhibits preferential activity at CB2 receptors relative to CB1 receptors. In comparative studies, MIRA-55 demonstrated greater potency at CB2 receptors than certain reference cannabinoids in GPCR-based assays.

In animal models, MIRA-55 demonstrated activity in behavioral assays, including the Elevated Plus Maze, suggesting anxiolytic-like effects without evidence of sedation or motor impairment. In addition, MIRA-55 showed activity in thermal and inflammatory pain models, including increased latency in hot plate testing and reduction of inflammatory responses in established models.

Additional studies have evaluated cognitive and behavioral endpoints to assess potential central nervous system effects. Across multiple assays, MIRA-55 did not demonstrate cannabinoid-like adverse behavioral effects observed with certain CB1-active compounds. Preclinical findings may not be predictive of clinical outcomes.

SKNY-1

SKNY-1 has been evaluated in preclinical metabolic and behavioral models relevant to obesity and addiction.

In zebrafish models of obesity and craving behavior, oral administration of SKNY-1 was associated with reductions in food consumption, body weight, and nicotine-seeking behavior compared to controls. Weight reduction observed in these studies was not associated with evidence of muscle loss.

Mechanistically, SKNY-1 is designed to modulate multiple pathways involved in appetite and reward, including CB1, CB2, and MAO-B. Preclinical data suggest that SKNY-1 may influence energy balance, metabolic activity, and craving-related behaviors.

These findings support continued preclinical development of SKNY-1. Preclinical findings may not be predictive of clinical outcomes.

The Company’s product candidates are being developed to address significant unmet needs across large and growing therapeutic markets, including neuropathic pain, inflammatory pain, obesity, and nicotine dependence. These markets are characterized by limitations in existing therapies, including safety, tolerability, and long-term efficacy. The Company believes its differentiated pipeline is positioned to address these gaps.

The Company operates in highly competitive therapeutic areas, with numerous pharmaceutical and biotechnology companies developing treatments targeting neuropathic pain, inflammatory pain, obesity, and nicotine dependence. Many of these competitors have substantially greater financial, technical, and commercial resources.

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

SKNY-1

We hold a license in the U.S. and its territories, Mexico and Canada from MIRALOGX for the use of SKNY-1 in human applications. SKNY has filed international application no. PCT/US25/17127 under the Patent Cooperation Treaty (PCT) on February 25, 2025, titled “SYNTHETIC CANNABINOID ANALOGS, PHARMACEUTICAL COMPOSITIONS, AND METHODS OF TREATING ANXIETY AND OTHER DISORDERS,” and hold patent no. 63/653,326 on 5/30/24, titled “SYNTHETIC CANNABINOID ANALOGS, PHARMACEUTICAL COMPOSITIONS, AND METHODS OF TREATING BACTERIAL INFECTIONS AND VIRAL INFECTIONS,” and in due course intends to enter the national phase in the United States, among other countries. These applications, if granted and subject to payment of patent maintenance fees, would offer protection extending through at least February 25, 2045, and May 30, 2044, respectively. The patent rights for SKNY-1 outside of the United States are not included in the SKNY-1 licensing agreement.

Properties

Our current business address is 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 33131, which is a virtual office.

Employees

As of March 28, 2026, we had two part time employees and various consultants providing support. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Corporation Information

Our corporate headquarters is located at 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 33131. Our telephone number is 786-432-9792.

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

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have significant and increasing liquidity needs and will require additional funding.

We have yet to generate revenues or achieve a profit and may not generate revenue or achieve a profit for many years, if at all.

Conflicts of interest may arise between us and MIRALOGX.

Certain of our executive officers will not be employed by us on a full-time basis.

Risks Relating to Our Business and Our Industry

We are dependent on our current and future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Results of pre-clinical studies and earlier clinical trials are not necessarily predictive indicators of future results.

Our product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products

.

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

Risks Related to SKNY and SKNY-1

SKNY has yet to generate revenues or achieve a profit and may not generate revenue or achieve a profit for many years, if at all.

SKNY does not own rights to SKNY-1

Conflicts of interest may arise between SKNY and MIRALOGX.

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

Risks Related to Our Operations and Financial Condition

We are an early development-stage company with no revenues. As such, our losses from operations and negative cash flows as of December 31, 2025 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

As a very early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, we have generated no revenue and have an accumulated deficit of $39.6 million through December 31, 2025, and $29.1 million through December 31, 2024.  We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the third quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

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

Additionally, we filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement with Rodman & Renshaw LLC, under which we may offer and sell shares of our Common Stock. The maximum amount eligible to be sold under the ATM Agreement is $75 million. However, although we have received net proceeds of $6.7 million for the year ended December 31, 2025 and $3.6 million for the year ended December 31, 2024 from the ATM, there are no assurances that we will be successful in raising any additional capital from the ATM.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating that we have no revenue and incurred recurring losses from operations and cash used in operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2025, we reported a net operating cash outflow of $4.6 million and a net cash inflow from financing activities of $8.2 million. For the year ended December 31, 2024, we reported a net operating cash outflow of $5.6 million and a net cash inflow from financing activities of $3.8 million.

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

MIRALOGX licenses us the patent pending rights to KETAMIR-2. MIRALOGX is a separate intellectual property development company owned by the Bay Shore Trust. The Bay Shore Trust is also our largest stockholder. The interests of MIRALOGX are 100% owned by the Bay Shore Trust. Our relationship with MIRALOGX and the Bay Shore Trust may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for MIRALOGX than the decisions have for us. Furthermore, in light of the license agreement that we have with MIRALOGX, if a dispute were to arise between MIRALOGX and us relating to our past or future relationship with MIRALOGX or with respect to intellectual property matters, these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes. Mr. Aminov, the Chief Executive Officer of the Company, is also the son-in-law of Jonnie Williams, the owner of MIRALOGX.

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

Alan Weichselbaum, our Chief Financial Officer, is not employed by our company on a full-time basis. Because he does not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of his working time to other business endeavors and may have responsibilities to other entities. Although Mr. Weichselbaum is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Risks Relating to Our Business and Our Industry

Our future viability will largely depend on the positive development of Ketamir-2 and MIRA-55, and any future product candidates, which development will require significant capital resources and years of clinical development effort.

We currently have no drug products on the market, and all of our drug development projects are in a pre-clinical stage of development or moving into clinical stages. Our business depends almost entirely on the successful pre-clinical and clinical development, FDA regulatory approval, and commercialization of our product candidates, principally Ketamir-2 and MIRA-55. Investors need to be aware that substantial additional investments including pre-clinical and clinical development and FDA regulatory submission and approval efforts will be required before we are permitted to undertake clinical studies and market and commercialize our product candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend, if approved, to market our product candidates. Before obtaining regulatory approvals for any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for its specific application. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval financing to fund our planned research, development, and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

If we are unable to obtain regulatory approval for Ketamir-2, MIRA-55 and SKNY-1 within the timeline we anticipate, we will not be able to execute our business strategy effectively and our ability to substantially grow our revenues will be limited, which would have a material adverse impact on our long-term business, results of operations, financial condition, and prospects.

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

Our ability to progress our plan will depend on our ability to clinically develop, gain regulatory approval for and ultimately commercialize our product candidates. Our ability to successfully commercialize our product candidates will depend on, among other things, our ability to:

●	successfully complete pre-clinical and other nonclinical studies and clinical trials in a manner that allows us to progress our product candidates;

●	receive IND acceptance and regulatory approvals from the FDA;

●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of product candidates to permit successful commercialization;

●	obtain reimbursement from payers such as government health care programs and insurance companies and achieve commercially attractive levels of pricing;

●	secure acceptance of our product candidates from physicians, health care payers, patients, and the medical community;

●	create positive publicity surrounding our product candidates;

●	manage our spending as costs and expenses increase due to clinical trials and commercialization; and

●	obtain and enforce sufficient intellectual property for our product candidates.

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

In addition, as product candidates are developed through early-to-late-stage clinical trials and then to approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are modified along the way to optimize the scale, process and results. Any changes to the manufacturing processes carry the risk that they will not achieve these intended objectives, or that the product candidates may not meet the rigorous quality standards necessary for use in our pre-clinical or clinical trials.

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

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time-consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that our product candidates, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

The USPTO and various non-U.S. governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In certain situations, non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, and this circumstance would have a material adverse effect on our business.

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

Risks Related to SKNY and SKNY-1

SKNY has yet to generate revenues or achieve a profit and may not generate revenue or achieve a profit for many years, if at all.

SKNY has not yet produced any revenues or profit and may not for many years, if at all. SKNY’s ability to generate revenue is dependent on the receipt of regulatory approval of SKNY’s product candidates, which will take years to achieve and may not be obtained. MIRA therefore cannot assure you SKNY will be able to ever generate sufficient revenue to pay for SKNY’s expenses or achieve profitability. SKNY’s ability to continue as a going concern in the future is dependent upon raising capital from financing transactions and keeping operating expenses below SKNY’s revenue levels in order to achieve positive cash flows, none of which can be assured.

SKNY does not own rights to SKNY-1.

All of SKNY’s rights in SKNY-1 are granted to it under a license (“License”) from MIRALOGIX LLC, a Florida corporation (“Licensor”), so SKNY does not have an ownership interest in SKNY-1. The License give SKNY the right to make, use and sell SKNY-1 only in the US, Canada, and Mexico. The Licensor retained the rights to SKNY-1 everywhere outside of the US, Canada and Mexico. If SKNY breaches the License or if the Licensor goes bankrupt, SKNY could lose its rights to SKNY-1 and all of such rights would revert back to the Licensor. Further, Licensor will control the process of applying for and obtaining any patents or other intellectual property rights in SKNY-1, all at the expense of SKNY. All of such patents and intellectual rights will be owned by Licensor, subject to SKNY’s rights under the License. Furthermore, SKNY has no control over the patent prosecution strategy, which is fully managed by the Licensor.

SKNY’s rights to SKNY-1 are subject to royalties.

SKNY entered into an exclusive licensing agreement with MIRALOGIX LLC, a Florida corporation (“MIRALOGIX”) for the licensing by MIRALOGX to SKNY the commercial rights of SKNY-1, or M308 (the “SKNY-1 Licensing Agreement”) in the United States, Mexico and Canada. Under the SKNY-1 Licensing Agreement SKNY will owe MIRALOGX a royalty of 8% on all revenue it receives from SKNY-1, with a minimum annual royalty of $250,000 that begins in the first year that there is any revenue from SKNY-1. This $250,000 will be owed even if in any later year there is no revenue from SKNY-1 or if the 8% royalty rate on actual revenues yields less than $250,000. SKNY’s failure to pay minimum royalties in any year would be a breach of the SKNY-1 Licensing Agreement and such breach would let the Licensor terminate SKNY’s rights to SKNY-1.

Conflicts of interest may arise between SKNY and MIRALOGX.

MIRALOGX is the license of SKNY’s rights to SKNY-1. MIRALOGX is a separate intellectual property development company owned by the Bay Shore Trust. The Bay Shore Trust is also SKNY’s largest stockholder. MIRALOGX is 100% owned by the Bay Shore Trust. SKNY’s relationship with MIRALOGX and the Bay Shore Trust may create, or may create the appearance of, conflicts of interest when SKNY is faced with decisions that benefit MIRALOGIX but do not benefit other holders of MIRA Common Stock. Furthermore, in light of the license agreement that SKNY has with MIRALOGX, if a dispute were to arise between MIRALOGX and MIRA relating to SKNY’s past or future relationship with MIRALOGX or with respect to intellectual property matters, there could be a conflict of interest that may make it more difficult for SKNY to resolve such disputes on terms that are acceptable to SKNY.

SKNY’s product candidates, if approved, may not achieve the expected market acceptance and, consequently, limit SKNY’s ability to generate revenue.

Even when product development is successful and regulatory approval has been obtained, SKNY’s ability to generate sufficient revenue depends on the acceptance of its products by physicians and patients. There is no assurance that SKNY’s product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings required by regulatory authorities in the product label. Market acceptance can also be influenced by continued demonstrations of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care programs and private third-party payers, the price of the product, the nature of any post-approval risk management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, an ineffective or inefficient distribution model at launch may lead to the inability to fulfill demand, and consequently a loss of revenue. Any factors preventing or limiting the market acceptance of SKNY’s products could have a material adverse effect on SKNY’s business, results of operations and financial condition.

SKNY expects to face intense competition, often from companies with greater resources and experience than it has.

Demand for SKNY’s product candidates will likely be dependent on a number of social, political, legislative, and economic factors that are beyond its control. While we believe that there will be a demand for such drugs, and that the demand will grow, there is no assurance that such demand will happen, that we will benefit from any demand or that its business, in fact, will ever generate revenues from its drug development programs or become profitable.

The emerging markets for product candidates like SKNY’s and related medical research and development is and will likely remain competitive. The development and commercialization of drugs and medicines is highly competitive. SKNY competes with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of SKNY’s competitors have developed, are developing, or will develop drugs and processes which may be competitive with SKNY’s drug candidates. Competitive therapeutic treatments include those that have already been approved by medicines regulators and accepted by the medical community and any new treatments that may enter the market. For some of SKNY’s drug development programs / areas of therapeutic interest, other treatment options are currently available, under development, and may become commercially available in the future. If any of SKNY’s product candidates are approved for the diseases and conditions SKNY is currently pursuing, they may compete with a range of medicines or therapeutic treatments that are either in development, will be developed in the future or currently marketed.

Established companies may have a competitive advantage over SKNY due to their size and experiences, financial resources, and institutional networks. Many of SKNY’s competitors may have significantly greater financial, technical, and human resources than SKNY does. Due to these factors, SKNY’s competitors may have an advantage in marketing their approved drugs and may obtain regulatory approval of their drug candidates before SKNY is able to, which may limit its ability to develop or commercialize SKNY’s drug candidates. SKNY’s competitors may also develop drugs / medicines that are safer, more effective, more widely used and less expensive than SKNY’s. These advantages could materially impact SKNY’s ability to develop and, if approved, commercialize SKNY’s product candidates successfully. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

Moreover, as generic versions of drug products enter the market, the price for such medicines may be expected to decline rapidly and substantially. Even if SKNY-1 is the first to obtain FDA approval of one of its product candidates, the future potential approval of generics could adversely affect the price SKNY is able to charge, and the profitability of SKNY’s product(s) will likely decline.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of SKNY’s competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

These companies may compete with SKNY in recruiting and retaining qualified scientific, management and commercial personnel, utilizing contract manufacturing facilities or contract research organizations (CROs), or establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to SKNY’s research projects.

We are dependent on SKNY’s current and future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our ability to progress SKNY’s plan will depend on SKNY’s ability to clinically develop, gain regulatory approval for and ultimately commercialize SKNY’s product candidates. SKNY’s ability to successfully commercialize SKNY’s product candidates will depend on, among other things, SKNY’s ability to:

●	successfully complete pre-clinical and other nonclinical studies and clinical trials in a manner that allows us to progress SKNY’s studies;
●	receive IND acceptance and regulatory approvals from the FDA;
●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of product candidates to permit successful commercialization;
●	obtain reimbursement from payers such as government health care programs and insurance companies and achieve commercially attractive levels of pricing;
●	secure acceptance of SKNY’s product candidates from physicians, health care payers, patients, and the medical community;
●	create positive publicity surrounding SKNY’s product candidates;
●	manage SKNY’s spending as costs and expenses increase due to clinical trials and commercialization; and
●	obtain and enforce sufficient intellectual property rights for SKNY’s product candidates.

SKNY’s failure or delay with respect to any of the factors above could have a material adverse effect on SKNY’s business, results of operations and financial condition.

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

Item 2. Description of Property.

Our current business address is 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 33131, which is a virtual office.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been public traded on The Nasdaq Capital Market under the symbol “MIRA” since August 3, 2023. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of March 31, 2026, we had approximately 69 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

None

Item 6. Reserved

Item 7.

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

On September 29, 2025, MIRA acquired SKNY Pharmaceuticals (“SKNY”), a related party private company developing SKNY-1, a preclinical-stage oral therapeutic designed to modulate CB1, CB2, and MAO-B pathways to influence energy balance, lipid metabolism, appetite, cravings, and reward—without the psychiatric side effects that limited earlier CB1-targeting drugs.

SKNY-1 has been evaluated in preclinical behavioral and metabolic models. SKNY-1 administration was associated with reductions in food consumption, body-weight gain, and nicotine-seeking behavior compared with controls. These findings support continued preclinical development of SKNY-1 in models of metabolic and behavioral modulation.

We had net losses of $10.4 million and $7.9 million for the years ended December 31, 2025 and 2024, respectively.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, and travel, and other administrative functions, as well as fees paid for legal, accounting, and tax services, consulting fees, and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees. As a result of becoming a public company, we now incur additional expenses related to compliance with the rules and regulations of the SEC and Nasdaq, as well as additional costs for insurance, investor relations, professional accounting and legal services, and other administrative expenses.

Other Income, net

Other income, net consists of interest income earned from investment of excess operating cash, less interest expense, and the unrealized loss on short-term investments.

Results of Operations for the years ended December 31, 2025 and 2026 are as follows:

	Year Ended December 31,
	2025	2024
Revenues	$—	$—

Operating costs:
General and administrative expenses	8,773,329	4,712,753
Research and development expenses	1,719,783	3,305,575
Total operating costs	10,493,112	8,018,328

Other income (expense):
Interest income	98,911	165,669
Other expense	(13,072)	—
Unrealized loss on short-term investment	(35,212)	—
Total other income, net	50,627	165,669
Net Loss	(10,442,485)	(7,852,659)
Deemed dividend	(21,556,821)	—
Net loss attributable to common stockholders	$(31,999,306)	$(7,852,659)
Basic and diluted loss per share	$(1.35)	$(0.51)
Basic weighted average common stock shares outstanding	23,694,333	15,444,149

General and Administrative Expenses. We incurred $8.8 million and $4.7 million in general and administrative expenses during the years ended December 31, 2025 and 2024, respectively. General and administrative expenses in 2025 consisted of stock compensation expense of $6.3 million, payroll expense of $1.3 million, accounting and legal expenses of $0.3 million, marketing, investor relations, advertising, and general corporate expenses of $0.5 million and insurance expenses of $0.4 million. The increase in general and administrative expenses during 2025 relate primarily to increase in stock-based compensation and payroll related expenses.

Interest income (expense). We earned $0.1 million in interest income during the year ended December 31, 2025, which consisted of income earned from funds in a money market account, as compared to less than $0.2 million earned during the year ended December 31, 2024.

Research and Development Expenses. During the year ended December 31, 2025, we incurred $1.7 million in research and development expenses, which were primarily related to pre-IND submission work and consultants. During the year ended December 31, 2024, we incurred $3.3 million in research and development expenses primarily related to initial payments for toxicology studies, consultants and stock compensation. The decrease in research and development expenses during 2025 is due to decreased development costs for MIRA-55. Major components of research and development expenses during the year ended December 31, 2025 are as follows:

R&D Category	Expense
R&D consultants	$0.37 million
R&D research	$1.17 million
R&D toxicology	$0.13 million
R&D stock compensation	$0.05 million

Liquidity and Capital Resources

Since our inception in September 2020, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company and through a private placement of shares of our common stock that occurred during the fourth quarter 2021 and during 2022 and our IPO that occurred in August 2023. We intend to finance our clinical development programs and working capital needs from existing cash, potential new sources of debt and equity financing, and through proceeds of an ATM offering. In the years ended December 31, 2025 and 2024 we raised $6.7 million and $3.6 million, respectively, in ATM financings. We may also enter into new licensing and commercial partnership agreements.

On August 12, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of any such offering.

We used $4.7 million in operating activities during the year ended December 31, 2025, compared to $5.6 million in operating activities during the year ended December 31, 2024.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $4.7 million for the year ended December 31, 2025, and an accumulated deficit of approximately $39.6 million as of December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of approximately $6.3 million. We currently expect that our cash and cash equivalents be sufficient to fund our operations, development plans, and capital expenditures into at least the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of December 31, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,661,669)	$(5,560,606)
Financing activities	8,175,659	3,790,971
Net change in cash	$3,513,930	$(1,769,635)

Net Cash Used in Operating Activities

For the year ended December 31, 2025, the cash used in operating activities of $4.7 million resulted from net losses of $10.4 million, offset by $6.3 million stock-based compensation expense and $0.6 and million change in accounts payable, and prepaid expenses.

For the year ended December 31, 2024, cash used in operating activities of $5.6 million resulted from a net loss of $7.9 million, offset by $1.9 million in stock-based compensation expense, and a $0.4 million change in accounts payable, accrued liabilities, and prepaid expenses. Accounts payable, accrued liabilities, and prepaid expenses were primarily composed of research and development payables, consultant costs, insurance costs and investor relations expenses.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, the Company raised approximately $8.2 million from financing activities, comprised of $7.0 million from sales of common stock, reduced by $0.3 million in offering costs, $0.9 million in proceeds from stock option exercises, and $0.6 million in proceeds from related party.

During the year ended December 31, 2024, the Company raise approximately $3.8 million from financing activities, including $3.6 million in proceeds from sale of common stock, net of offering costs, and $0.1 million from the Bay Shore Trust short-swing disgorgement.

We currently anticipate that we will seek to monetize our product candidates, Ketamir-2, MIRA-55, and SKNY-1, at the end of our planned Phase II studies. Prior to that time, we anticipate that additional capital may be required to support ongoing activities and further phases of development. Should that be required, our available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. In addition, there can be no assurance that additional funding, when and if required, will be available at commercially favorable terms, if at all.

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

Investments in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses recorded as net unrealized gain (loss) on equity investments, a component of other income, in the accompanying consolidated statements of operations. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

MIRA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

MIRA Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIRA Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company used approximately $4.6 million of cash in operations and had a net loss of $10.4 million during the year ended December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

March 31, 2026

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

MIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$6,346,921	$2,832,931
Prepaid expenses	28,146	54,729
Short-term investment, at fair value – related party	4,683,099	—
Total current assets	11,058,166	2,887,660

Related party receivable	35,439	35,439
Total assets	$11,093,605	$2,923,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$129,203	$723,349
Due to related party	572,865	—
Total current liabilities	702,068	723,349

Total liabilities	702,068	723,349

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 41,938,587 and 16,560,852 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	4,194	1,656
Additional paid-in capital	49,967,549	31,335,815
Accumulated deficit	(39,580,206)	(29,137,721)
Total stockholders’ equity	10,391,537	2,199,750
Total liabilities and stockholders’ equity	$11,093,605	$2,923,099

The accompanying notes are an integral part of these consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenues	$—	$—

Operating costs:
General and administrative expenses	8,773,329	4,712,753
Research and development expenses	1,719,783	3,305,575
Total operating costs	10,493,112	8,018,328

Other income (expense):
Interest income	98,911	165,669
Other expense	(13,072)	—
Unrealized loss on short-term investment	(35,212)	—
Total other income, net	50,627	165,669
Net Loss	(10,442,485)	(7,852,659)
Deemed dividend	(21,556,821)	—
Net loss attributable to common stockholders	$(31,999,306)	$(7,852,659)
Basic and diluted loss per share	$(1.35)	$(0.51)
Basic weighted average common stock shares outstanding	23,694,333	15,444,149

The accompanying notes are an integral part of these consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2023	14,780,885	$1,478	$25,657,930	$(21,285,062)	$4,374,346
Issuance of common stock-ATM, net of $32,500 in offering costs	1,779,967	178	3,608,377	—	3,608,555
Payment of short swing disgorgement by Bay Shore Trust	—	—	148,703	—	148,703
Stock-based compensation	—	—	1,920,805	—	1,920,805
Net loss	—	—	—	(7,852,659)	(7,852,659)
Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock-ATM, net of $292,470 in offering costs	4,133,402	414	6,714,098	—	6,714,512
Issuance of common stock, SKNY acquisition	19,755,738	1,976	4,716,335	—	4,718,311
Common stock issued for option exercises	863,595	86	888,196	—	888,282
Common stock issued for vested RSU	500,000	50	(50)	—	—
Common stock granted to officer	125,000	12	184,363	—	184,375
Stock -based compensation	—	—	6,003,820	—	6,003,820
Stock -based compensation – stock option modification	—	—	124,972	—	124,972
Net loss	—	—	—	(10,442,485)	(10,442,485)
Balances, December 31, 2025	41,938,587	$4,194	$49,967,549	$(39,580,206)	$10,391,537

The accompanying notes are an integral part of these consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(10,442,485)	$(7,852,659)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	6,313,167	1,920,805
Unrealized loss on short-term investments	35,212	—
Change in operating assets and liabilities:
Prepaid expenses	26,583	189,073
Other receivables	—	11,862
Trade accounts payable and accrued expenses	(594,146)	184,785
Related party accrued interest	—	(14,472)
Net cash used in operating activities	(4,661,669)	(5,560,606)

Financing activities:
Offering costs	(292,470)	—
Proceeds from related party	572,865	—
Proceeds from Common stock option exercises	888,282	—
Advances from (to) affiliates	—	33,713
Bayshore Trust short-swing disgorgement	—	148,703
Proceeds from sale of common stock	7,006,982	3,608,555
Net cash provided by financing activities	8,175,659	3,790,971

Net increase (decrease) in cash	3,513,990	(1,769,635)
Cash, beginning of year	2,832,931	4,602,566
Cash, end of year	$6,346,921	$2,832,931

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash financing activities:
Deferred offering costs charged to additional paid-in capital	$—	$32,500
Issuance of common stock for the short-term investments, SKNY acquisition	$4,718,311	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 1. Description of business and summary of significant accounting policies:

Overview

MIRA Pharmaceuticals, Inc. (NASDAQ: MIRA) is a clinical-stage pharmaceutical development company focused on developing novel oral small-molecule therapeutics for neurologic, neuropsychiatric, metabolic, and inflammatory disorders. The Company’s pipeline includes three product candidates: Ketamir-2, MIRA-55, and SKNY-1.

Ketamir-2 is a next-generation oral NMDA receptor modulator that has completed Phase 1 clinical development and is being advanced toward Phase 2a clinical studies for neuropathic pain. MIRA-55 is a novel oral cannabinoid analog in preclinical development for inflammatory pain and related conditions. SKNY-1 is a preclinical-stage oral therapeutic designed to modulate CB1, CB2, and monoamine oxidase B (MAO-B) pathways and is being developed for obesity and nicotine dependence.

On June 13, 2025, the Company formed MIRAPHARM Acquisition, Inc., a wholly owned Delaware subsidiary, to support the acquisition of SKNY Pharmaceuticals, Inc., a private company developing SKNY-1 (See Note 5, Asset Acquisition) and related party due to common shareholders and a shared licensor. On September 29, 2025, the Company completed a stock-for-stock merger, with SKNY surviving as the Company’s wholly owned subsidiary.

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.0001 per share, is referred to as the “Preferred Stock”.

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (GAAP) as determined by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The consolidated financial statements include the accounts of MIRA Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include the value of equity investments held, value of common shares issued in an acquisition, stock-based compensation and the deferred tax asset valuation allowance.

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions are insured by the FDIC up to $250,000. On December 31, 2025, the Company had cash in excess of FDIC limits of approximately $6.1 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Investments in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses recorded as net unrealized gain (loss) on equity investments, a component of other income, in the accompanying consolidated statements of operations. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

	December 31, 2025	Level 1	Level 2	Level 3
Assets
Short-term investments	$4,683,099	$4,683,099	$—	$—
Total	$4,683,099	$4,683,099	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$—	$—	$—
Total	$—	$—	$—	$—

Revenue Recognition

The Company has not generated revenue from contracts with customers as of December 31, 2025. The Company will recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies its performance obligations by transferring control of promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled.

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

General and Administrative Expenses

General and administrative expenses are primarily comprised of personnel costs, insurance expenses, professional services fees, travel and office expenses, and stock-based compensation. General and administrative expenses are expensed as incurred.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation.” Stock-based compensation cost for equity-classified awards is measured at the grant-date fair value of the award and is recognized as expense over the requisite service period, generally on a straight-line basis. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model, which requires the use of subjective assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company has elected to account for forfeiture of stock-based awards as they occur.

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

Operating Segments

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 10 for further information.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the Common Stock Warrants using a Black-Scholes valuation methodology.

A change in any of the terms or conditions of warrants is accounted for as a modification. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

Loss per Share

Basic loss per share of common stock is computed by dividing net loss attributable to Common Stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if stock options, restricted stock awards and warrants were to vest and be exercised. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, convertible notes, and other dilutive instruments because their effect would be anti-dilutive in the periods in which the Company incurs a net loss.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31,
	2025	2024
Stock options	6,072,242	4,235,666
Common stock warrants	1,763,750	1,763,750
Totals	7,835,992	5,499,416

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU or the year ended December 31, 2025 (see Note 15 “Income Taxes” for more information).

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the impact of adopting of ASU 2024-03.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations and has no revenues. As of December 31, 2025, the Company had cash of approximately $6.3 million and reported a net loss of $10.4 million for the year ended December 31, 2025. The Company raised net capital of approximately $6.7 million in 2025 and used approximately $4.7 million of cash in operations during the year ended December 31, 2025. The Company had stockholders’ equity and working capital of approximately $10.4 million and $10.4 million at December 31, 2025, respectively, compared to stockholders’ equity of approximately $2.2 million and working capital of $2.2 million as of December 31, 2024.

Historically, the Company has been primarily engaged in developing Ketamir-2 and MIRA-55. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings — see Note 6, and initial public offering in 2023. The Company maintains an effective shelf registration statement with the SEC for the issuance of shares of common stock under various types of equity offerings, including the shares of common stock under our ATM equity program (See Note 9). The Company expects to be able to fund operations into the first quarter of 2027, with the cash on hand. However, the Company has the ability to issue common stock under its shelf registration statement to assist in liquidity needs.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As of the date of filing this Report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Prepaid expenses

Prepaid expense and other current assets consisted of the following at the dates indicated:

	December 31, 2025	December 31, 2024
Prepaid expense:
Prepaid insurance	$19,847	$34,454
Other prepaid expense	8,299	20,275
Total prepaid expenses	$28,146	$54,729

Note 4. License agreement, related party

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize Ketamir-2, a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one as an active agent in the United States, Canada and Mexico (the “Territory”). The exclusive license in the License Agreement includes the right of the Company to sublicense the licensed intellectual property. The Company and MIRALOGX have the same founder, who is also related to Company’s largest shareholder and thus MIRALOGX is considered a related party.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 5. Asset Acquisition

Acquisition of SKNY Pharmaceuticals, Inc.

On March 19, 2025, we entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, which is a related party due to certain common shareholders and licensor, to acquire SKNY through a stock-for-stock merger with our merger subsidiary, which we formed on June 13, 2025 (the “Merger”). On September 29, 2025 (the “Closing Date”), we closed this merger. SKNY was the survivor of this merger and became our wholly owned subsidiary. SKNY’s preclinical drug candidate, SKNY-1, is designed to modulate CB1, CB2, and MAO-B pathways to address energy storage, lipid metabolism, appetite, cravings, and reward - without the psychiatric side effects that limited earlier CB1-targeting drugs. SKNY holds exclusive rights in the United States to its drug candidate under license from Miralogx, a related party of the Company, see Note 3, License Agreement, Related Party. The transaction was recorded as an asset acquisition from a related party at acquired cost basis with two assets acquired, a license agreement and 3,521,127 shares in common stock of Telomir Pharmaceuticals, Inc. (NASDAQ: TELO), a publicly traded preclinical stage biotechnology company, which is a related party to MIRA due to certain common ownership, officers and directors. The 3,521,127 shares of TELO common stock were contributed to the Company on behalf of SKNY by SKNY’s largest shareholder. The 3,521,127 shares in TELO represented $5,000,000 based on the 10-day average of the closing share price of TELO stock, $1.42, for the ten trading days prior to September 25, 2025, (the “Measurement Date”). On September 29, 2025 (the “Closing Date”), MIRA Pharmaceuticals, Inc. received the SKNY License with Miralogx which was recorded at its carryover basis of zero and received the TELO shares and recorded their value as of the Closing Date as $4,718,310 based on the TELO closing price on September 29, 2025 of $1.34 per share. The 3,521,127 shares in TELO were recorded on the MIRA balance sheet as a Short-term equity investment. On December 31, 2025, the value of these shares was adjusted to $4,683,099 based on the TELO closing price on December 31, 2025, with a corresponding $35,212 in unrealized loss recognized in other income.

Also on the Closing date, MIRA issued 19,755,738 new shares in MIRA common stock to the SKNY shareholders (See Notes 6 and 9). The common shares were valued at $26,275,132 based on the quoted trading price of the Company’s stock on September 29, 2025 of $1.33 per share. The excess fair value of the MIRA common shares issued over the $4,718,310 net assets received in SKNY of $21,556,821 has been reflected as a deemed dividend with a charge to additional paid-in capital of $21,556,821. The net increase to equity of the common shares was $4,718,311.

Note 6. Related party transactions

Due from Related Party

Amounts due from MIRALOGX as of December 31, 2025 and 2024, which are presented as a related party receivable, in the accompanying consolidated balance sheets, totaled $35,439. These aforementioned amounts are composed of accounts payable paid on behalf of a related party, specifically, research and development payables. There has been no related party activity since December 31, 2024.

Due to Related Party

As of December 31, 2025, the Company owed an aggregate of $572,865 to its Chairman and Chief Executive Officer, Erez Aminov, primarily related to accrued compensation and advances made to the Company to cover certain Company-related payables. There were no amounts due to related parties as of December 31, 2024.

Asset Acquisition

See Note 5 for asset acquisition from a related party.

License Agreement

See Note 4.

Stock Settled Agreement

See Note 9.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 7. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of December 31, 2025 and 2024, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

The Company’s former corporate headquarters were located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2021 and ended April 2024. The lease was not renewed after April 2024. In April 2024, the Company moved to a virtual office model and does not have a physical office space as of December 31, 2025 nor 2024.

The Company had leased an office in Tampa, Florida, for its finance and general operations, which began in March 2022 for 37 months. On December 1, 2023, the Company formally terminated the lease with the landlord. There was a remaining deposit due from the landlord to the Company of $0.005 million, which was collected as of December 31, 2024.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.

	For the year ended December 31,
	2025	2024
Lease costs
Operating lease costs	$—	$5,092
Variable lease costs	—	—
Total lease cost	$—	$5,092

Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
	2025	2024
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$—	$5,092

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 8. Income taxes

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU No. 2023-09:

The following table reconcile the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Components of loss before provision for income taxes	$10,442,485	—	$7,852,659	—
Provision for income taxes at U.S. federal statutory rate	$(2,192,922)	21.00%	$(1,649,058)	21.00%
State and local income taxes, net of federal benefit	1,182,487	(11.32)%	(341,591)	4.35)%
Change in Valuation Allowance	981,605	(9.50)%	3,311,262	(42.17)%
Other permanent items	11,880	(0.02)%	(1,320,613)	16.82%
Other adjustments	16,950	(0.16)%	—	—%
Total tax provision and effective tax rate	$—	—%	$—	—%

The significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carry-forward	$5,108,580	$4,555,400
Section 174 Qualified Research Expenditures	1,729,805	1,232,033
Stock compensation	2,696,830	1,099,090
R&D Credit	54,092	38,640
Other	—	—
Deferred tax assets, Gross	9,589,307	6,925,163
Less: valuation allowance	(9,589,307)	(6,925,163)
Total net deferred tax asset	$—	$—

Beginning in 2022, in accordance with Internal Revenue Code Section 174, Qualified Research Expenditures are capitalized for tax purposes and amortized over a period of five years. Accordingly, for income tax purposes, and as of December 31, 2025 and December 31, 2024, the Company has recorded a deferred tax asset totaling approximately $9.6 million and $6.9 million, respectively, related to the timing difference between GAAP and Tax recognition of these expenditures.

The components of the provision for income taxes consist of the following:

	December 31,
	2025	2024
Deferred tax:
Deferred	(9,589,307)	(3,311,252)
Change in valuation allowance	9,589,307	3,311,252
Total deferred	—	—
Total provision for income taxes	$—	$—

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets generated by net operating loss carryforwards as it has determined that such amounts may not be recognizable, given the historical losses of the Company to date. As of December 31, 2025, the Company has a cumulative federal net operating loss carryforward of approximately $20.1 million. The net operating loss carryforwards have no expiration date.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 9. Stockholders’ equity

Capital stock

The Company has the authority to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Common Stock sold under ATM

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

During the year ended December 31, 2025, under the ATM Agreement, the Company sold and issued 4,133,402 shares of Common Stock at an average price per share of $1.62 and received net proceeds of $6,714,512 after deducting commissions and other fees of $292,470. During the year ended December 31, 2024, under the ATM Agreement, the Company has sold 1,779,967 shares of Common Stock in 2024 at an average price per share of $1.65 and received net proceeds of approximately $3.6 million, after deducting commissions and other fees of $0.13 million.

Common Stock issued for Acquisition

On September 29, 2025, in connection with acquisition of SKNY Pharmaceuticals, Inc. (See Note 5), the Company issued 19,755,738 new shares in Company Common Stock to the SKNY shareholders. The common shares were valued at $26,275,132 based on the quoted trading price of the Company’s stock on September 29, 2025 of $1.33 per share. The excess fair value of the Company common shares issued over the $4,718,311 net assets received in SKNY of $21,556,821 has been reflected as a deemed dividend with a charge to additional paid-in capital of $21,556,821. The net increase to equity of the common shares was $4,718,311.

Stock settlement agreement

On April 24, 2024 the Company settled a claim submitted by certain shareholders under Section 16 of the Securities Exchange Act involving the Company that claimed illegal profits were earned on stock transactions involving insiders of the Company. After investigation, the Company informed the insider, Bay Shore Trust, of the claim and came to agreement with the shareholders, requiring the disgorgement of profits by the insider back to the Company in the amount of $148,703, which was recorded in additional paid in capital in the accompanying consolidated financial statements as of December 31, 2024.

Common Stock issued upon stock option exercise

During the year ended December 31, 2025, former and current executives of the Company exercised outstanding stock options to acquire an aggregate of 863,595 shares of the Company’s common stock. The Company received net cash proceeds of $888,282 in connection with these option exercises. There were no stock options exercised during the year ended December 31, 2024.

Common Stock issued for vested RSUs

During the year ended December 31, 2025, a total of 625,000 restricted stock units were vested, resulting in the issuance of 625,000 shares of common stock. During the year ended December 31, 2024, no common stock was issued in as a result of vesting of restricted stock units.

2022 Omnibus Incentive Plan

In June 2022, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2022 Omnibus Incentive Plan, as amended and restated in August 2023, (“2022 Omnibus Plan”). The 2022 Omnibus Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants. On September 11, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”) in which it was voted upon to increase the shares provided under the plan from 5,000,000 shares to 8,000,000 shares. In addition, the number of shares available for issuance under the Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (a) 500,000 shares, (b) 5.0% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine.

As of December 31, 2025, the 2022 Omnibus Plan provides that 8,780,939 shares of the Company’s Common Stock are reserved for issuance under the 2022 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock-based compensation

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Historically, the Company estimated expected price volatility based on the historical volatilities of a peer group as the Company did not have a multi-year trading history for its shares. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle, and product indications. In September 2025, the Company commenced using the historical volatility of its shares as an estimate of expected share price volatility.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

During the year ended December 31, 2025, a total of 3,230,170 options to purchase Common Stock, with an aggregate fair market value of approximately $4.5 million were granted to the Company’s executive officers, management, and consultants of the Company. Options have a term of 10 years from the grant date. These options vest in various terms ranging from immediate vesting upon grant to the second anniversary of the grant date.

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

The following table summarizes the Company’s employee and non-employee stock option activity under the 2022 Omnibus Plan for the following periods:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	1,215,001	$5.29	8.7	$—
Granted	3,599,000	1.15	—	—
Expired	(268,886)	5.05	—	—
Forfeitures	(309,449)	4.68	—	—
Outstanding as of December 31, 2024	4,235,666	$1.83	9.2	$135,200
Granted	3,230,170	1.44	—	—
Exercised	(863,595)	1.03	—	—
Expired	(429,999)	4.53	—	—
Forfeitures	(100,000)	1.19	—	—
Outstanding as of December 31, 2025	6,072,242	1.34	9.4	1,067,000
Exercisable as of December 31, 2025	6,018,075	$1.34	9.4	$1,042,000

The Company recognized approximately $6.1 million and $1.9 million in stock-based compensation when includes compensation for stock options and vested RSUs in 2025 and 2024, respectively. The weighted average grant-date fair values of options granted during the years ended December 31, 2025 and 2024 were $1.40 and $0.77 per share, respectively. As of December 31, 2025, there is approximately $54,000 of unrecognized compensation cost related to unvested stock options granted under the Company’s 2022 Plan that is expected to be recognized over the next year.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Key assumptions used to value stock options during the years ended December 31, 2025 and 2024 are as follows:

Years Ended December 31,
	2025	2024
Risk-free interest rate	3.70-4.20%	3.49-4.56%
Expected volatility	186.0-210.0%	58.46-152.45%
Exercise Price	$1.18 - $1.45	$0.71 - $1.57
Expected term (years)	5.0-5.4 years	5.0-5.5 years
Dividend yield	—	—

On September 15, 2025, the compensation committee of the Company voted to reprice the exercise price of certain stock options previously granted to the Chief Executive Officer, Erez Aminov. In total, 300,000 stock options were repriced from $5.00 and $6.50 per share, to use the closing price of $1.38, MIRA’s common stock on September 15, 2025, as the exercise price. As a result of this stock option repricing, an additional expense of $124,972 was included in stock-based compensation for the year ended December 31, 2025.

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

Restricted Stock Units

During the year ended December 31, 2024, a total of 500,000 restricted stock units (“RSU”), with an aggregate fair market value of approximately $0.6 million were granted to the Company’s Chief Executive Officer under the 2022 Omnibus Incentive Plan. These RSU’s vest as follows: (i) 50% on February 12, 2025 (ii) 50% at 6-month anniversary of date of grant. The awards were fair valued using the closing price of the stock of $1.19 on December 6th, 2024. All these RSU’s were vested during the year ended December 31, 2025.

On March 26, 2025, the compensation committee of the Company adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. Under the EICP, Mr. Aminov will be eligible for certain long-term awards of up to 500,000 performance-based and market condition-based restricted stock units of the Company’s common stock, par value $0.001 upon the Company achieving specified milestones based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates. All awards under the EICP are subject to the approval of the Board and the Committee. Furthermore, the Board and the Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets.

On July 18, 2025, the Board and the Committee determined the Market capitalization threshold of $25 million had been achieved. As a result, on August 15, 2025, the grant date, the Company issued Erez Aminov $50,000 in cash and 62,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of $93,750. On December 16, 2025, the Board and the Committee determined the Market capitalization threshold of $50 million had been achieved. As a result, on December 12, 2025, the grant date, the Company issued Erez Aminov $50,000 in cash and 62,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of $90,625.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following is RSU activity during the year ended December 31, 2025:

Number of Restricted Shares
Unvested as December 31, 2024	500,000
Granted	125,000
Expired and forfeitures	—
Vested	(625,000)
Unvested as December 31, 2025	—

Warrants

In connection with various transactions and the IPO summarized below, the Company issue stock warrants. Warrant activity for the year ended December 31, 2025 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Warrants	Price	Term (Years)	Intrinsic Value
Balance Outstanding as December 31, 2024	1,763,570	$3.88	3.60	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance outstanding as December 31, 2025	1,763,570	$3.88	2.60	$—
Exercisable, December 31, 2025	1,763,570	$3.88	2.60	$—

Note 10. Segment Information

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Year Ended December 31,
	2025	2024
Revenues	$—	$—

Operating costs:
General and administrative expenses	8,773,329	4,712,753
Research and development expenses	1,719,783	3,305,575
Total operating costs	10,493,112	8,018,328

Other income (expense):
Interest income	98,911	165,669
Other expense	(13,072)	—
Unrealized loss on short-term investment	(35,212)	—
Total other income, net	50,627	165,669
Segment net loss	(10,442,485)	(7,852,659)

Note 11. Subsequent Events

On March 29, 2026, the Board and the Committee determined the certain milestone in Company’s Phase I clinical trial had been achieved. As a result, on March 29, 2026, the grant date, the Company issued Erez Aminov $80,753 in cash and 83,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of approximately $86,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. During 2024, we designed and implemented new and enhanced controls to strengthen our internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements were sufficient to remediate previously identified material weaknesses.

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages  as of the date of this Report are as follows:

Name	Age	Position
Erez Aminov	48	Chief Executive Officer and Chairman
Alan Weichselbaum	61	Chief Financial Officer and Treasurer
Matthew Pratt Whalen	47	Director
Matthew Paul Del Giudice, M.D.	44	Director
Denil Nanji Shekhat, M.D.	45	Director
Edward MacPherson	38	Director

The following is a brief biography of each of our current executive officers and directors:

Erez Aminov has served as a director and our Chief Executive Officer since April 2023 and our Chairman since March 2024. Mr. Aminov is an experienced biotechnology consultant and investor and initially joined our as a consultant in 2022. Mr. Aminov’s experience in the biotech consulting sector began in 2021 when he founded Locate Venture Corp. in September 2021. Locate Venture is a strategy and investment consulting firm focused on advancing and supporting early-stage biotech startups. Prior to founding Locate Venture Corp., from February 2015 to September 2020, Mr. Aminov served as the President of Finds4less Inc., a global distributor of electronics and gaming products. In this role, Mr. Aminov provided strategic oversight and direction for all aspects of the company’s operations, while also spearheading new business development initiatives to capitalize on emerging market opportunities. Mr. Aminov’s more than two decades of experience includes experience with the biotech industry’s particular challenges, including creating strategic alliances and guiding startups toward growth and prosperity. Mr. Aminov earned a B.A. in Accounting from Touro University in New York. We believe that Mr. Aminov is qualified to serve as one of our directors based on his finance and investment experience, particularly with early-stage life sciences companies. Mr. Aminov is also the Chief Executive Officer of Telomir Pharmaceuticals, Inc. (Nasdaq: TELO).

Alan Weichselbaum, CPA, MBA, Chief Financial Officer of the Company since May 2025, brings over 30 years of experience in corporate finance, capital markets, and strategic advisory across multiple industries. He plays a key leadership role in advancing the financial and strategic objectives of both companies as they pursue growth through drug development, licensing, and potential M&A opportunities. Mr. Weichselbaum serves as the Chief Financial Officer of Telomir Pharmaceuticals, Inc. since May 2025. Additionally, since 2015, Mr. Weichselbaum has served as a director of FinWise Bancorp (Nasdaq: FINW), providing oversight and strategic direction to the publicly traded financial institution. In 2011, he founded The Wexus Group, an outsourced CFO advisory firm that partners with small and mid-sized companies to support growth, capital structuring, and exit strategies across various sectors. From 1995 to 2010, he held senior roles on Wall Street, where he served as an equity analyst, managed two hedge funds, and was Chief Executive Officer of a boutique brokerage firm. His capital markets expertise and experience leading institutional transactions have positioned him as a trusted advisor in both public and private markets. Earlier in his career, Mr. Weichselbaum was Manager of Budgeting and Financial Analysis at Philip Morris Capital Corporation. He began his professional journey at Price Waterhouse in 1985, working in the firm’s small business division before pursuing graduate studies. Mr. Weichselbaum earned his MBA in Finance from New York University and is a Certified Public Accountant licensed in the State of New York. His deep financial acumen, combined with extensive experience in investor relations, capital formation, and M&A, makes him a vital member of the executive leadership at MIRA Pharmaceuticals, Inc.

Matthew Pratt Whalen, CPA, is a Certified Public Accountant with over two decades of experience in public accounting and corporate finance. Mr. Whalen currently serves as the Chief Financial Officer of Power Digital Marketing Inc., an industry leading digital marketing agency, where he has driven significant revenue growth and led key financial transactions. Specifically, Mr. Whalen oversees the finance team, manages tax and audit relationships, and handles treasury management. Prior to joining Power Digital, from 2010 to May 2021, Mr. Whalen was the Chief Financial Officer of MRC Smart Technology Solutions, a subsidiary of Xerox Corporation where he played a pivotal role in growing the company’s revenue and managed diverse teams across multiple departments. Mr. Whalen holds a B.A. in Accounting from the University of San Diego and is a Certified Public Accountant in California. Mr. Whalen has also served on the Finance Committee of United Way San Diego. We believe that Mr. Whalen is qualified to serve as one of our directors based on his extensive experience in finance and as a Certified Public Accountant. Mr. Whalen also serves as a director of Telomir Pharmaceuticals, Inc. (Nasdaq TELO).

Dr. Matthew Paul Del Giudice joined our company as a director in March 2024. Dr. Del Giudice has practiced as a radiologist since 2014. He currently serves as a general overnight emergency radiologist at the Cleveland Clinic and as a real estate investor with Comfort Living, LLC. Prior to joining the Cleveland Clinic, from March 2021 to May 2022, Dr. Del Giudice was a general radiologist with Radiology and Imaging Specialists in Lakeland, Florida. From July 2015 to February 2021, Dr. Del Giudice was a radiologist with Radiology Partners Phoenix, and from July 2014 to June 2015, he practiced as a musculoskeletal radiologist at the University of Arizona Health Sciences Center - Tucson. Dr. Del Giudice received his B.S. from the University of Illinois at Urbana-Champaign, his M.D. from Loyola University Stritch School of Medicine, completed his radiology residency at Loyola University Medical Center, and his musculoskeletal radiology fellowship at the University of Arizona Health Sciences Center - Tucson. Dr. Del Giudice is licensed to practice medicine in Florida and Ohio. Dr. Del Giudice also serves as a director of Telomir Pharmaceuticals, Inc. (Nasdaq TELO).

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

Edward MacPherson joined our company as a director in March 2024. Mr. MacPerson currently serves as Chief Growth Officer for Power Digital, an industry leading digital marketing agency. Prior to joining Power Digital, from May 2016 to December 2023, he served as CEO and Head of Growth for Endrock Growth & Analytics, a company he founded and sold to Power Digital. Prior to founding Endrock Growth & Analytics, Mr. MacPherson held senior marketing and leadership positions at sunglass maker Prive Revaux (March 2018 to April 2020), curated meal company Menud (October 2014 to April 2018) and Rejuvenetics, LLC, a distributor of health and wellness products (December 2012 to March 2016). Mr. Macpherson holds a BA in Economics from Gettysburg College. Mr. MacPherson also serves as a director of Telomir Pharmaceuticals, Inc. (Nasdaq TELO).

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

Director Compensation

We did not provide any cash compensation to any of our directors during the year ended December 31, 2025 in their capacity as directors.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for the following persons: (i) all persons serving as our principal executive officers during 2025 and (ii) the most highly compensated of our other executive officers who received compensation during 2025 of at least $100,000 and who were executive officers on December 31, 2025. We refer to these persons as our “named executive officers” elsewhere in this Report. Our “named executive officers” and their positions are as follows:

●	Erez Aminov, Chief Executive Officer and Chairman;
●	Alan Weichselbaum, Chief Financial Officer and Treasurer;
●	Michelle Yanez, Former Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table shows the compensation paid by us during the 2025 and 2024 fiscal years to our named executive officers.

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($) (6)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Erez Aminov,	2025	438,750	(1)	242,258	(2)	184,375	(3)	4,419,117	(4)	-	-	19,674	(5)	5,304,174
CEO	2024	259,999		300,000	(2)	594,950	(3)	1,919,120	(4)	-	-	66,194	(5)	3,140,313
Alan Weichselbaum,	2025	37,000	(6)	-		-		87,300	(6)	-	-			124,300
CFO	2024	-		-		-		-		-	-	-		-
Michelle Yanez,	2025	104,712	(7)	-		-		-		-	-	12,000	(8)	104,712
Former CFO	2024	158,219		-		-		258,900	(8)	-	-	26,902	(8)	444,021

(1)	On March 26, 2025, Mr. Aminov’s salary was increased to $485,000, effective April 1, 2025.
(2)	The 2024 bonus amounts represent bonus earned as part of the CEO Executive Scorecard. The 2025 bonus represents a cash bonus of $242,258, comprising a Capital Raise Bonus of $161,505 and a Strategic / M&A Achievement Bonus of $80,753, according to recommendations in the 2025 Executive Compensation & Short and Long-Term Incentive Plans Revised Report, prepared by the Company’s compensation consultant.
(3)	On December 6, 2024, Mr. Aminov was awarded a stock award valued at $594,950, with time-based vesting. During 2025, following the Board’s and Committee’s determinations that the $25 million market capitalization threshold was achieved on July 18, 2025 and the $50 million market capitalization threshold was achieved on December 16, 2025, the Company issued to Mr. Aminov, on the respective grant dates of August 15, 2025 and December 12, 2025, 62,500 fully vested restricted stock units for each grant, with the restricted stock units having aggregate fair market values of $93,750 and $90,625, respectively.
(4)	On December 6, 2024, Mr. Aminov was awarded an option award valued at $1,919,120. On December 16, 2025, Mr. Aminov was awarded an option award valued at $4,419,117.
(5)	Amount represents health insurance premiums paid, car payments, car insurance, and club memberships.
(6)	Mr. Weichselbaum was appointed as our Chief Financial Officer and Treasurer on May 19, 2025. Under the Employment Agreement with Mr. Weichselbaum dated May 15, 2025, Mr. Weichselbaum’s annual salary is $60,000. On May 13, 2025, Mr. Weichselbaum was granted an option award valued at $87,300.
(7)	Ms. Yanez served as our Chief Financial Officer and Treasurer until May 19, 2025. The compensation for Ms. Yanez in 2025 included her severance of $53,149, which was paid according to her Separation Agreement dated May 20, 2025.
(8)	Amount represents health insurance premiums paid.

The reported option award amounts represent the aggregate grant date fair value of the awards , computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 9 to our Consolidated Financial Statements for the year ended December 31, 2025 included in this Report.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our named executive officers.

Erez Aminov

Effective April 28, 2023, we entered into an employment agreement with Mr. Aminov, as amended on August 28, 2023, pursuant to which Mr. Aminov will serve as our Chief Executive Officer. Under his employment agreement, as amended, Mr. Aminov has agreed to devote at least 50% of his business time to the affairs of the Company. Mr. Aminov’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Aminov or our company at any time and for any reason. Under the agreement, Mr. Aminov will receive a base salary of $0.2 million per year, effective August 1, 2023. On April 1, 2025, Mr. Aminov’s salary was increased to $485,000.

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

On March 26, 2025, the Compensation Committee of the Board of Directors approved an increase to Mr. Aminov’s base salary to $485,000, effective April 1, 2025.

On December 16, 2025, the Compensation Committee of the Board of Directors approved a cash bonus of $242,258 for Mr. Aminov, comprising a Capital Raise Bonus of $161,505 and a Strategic / M&A Achievement Bonus of $80,753, according to recommendations in the 2025 Executive Compensation & Short and Long-Term Incentive Plans Revised Report, prepared by the Company’s compensation consultant.

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

Alan Weichselbaum

On May 15, 2025, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Weichselbaum to serve as chief financial officer beginning on May 19, 2025. Under the Employment Agreement, Mr. Weichselbaum will receive an annual salary of $60,000

Michelle Yanez

On March 25, 2024, the Compensation Committee of the Board of Directors approved an increase in Ms. Yanez’s base salary of $0.06 million, bringing her annual base salary to $0.23 million. Ms. Yanez and the Company signed a Separation Agreement on May 20, 2025, effective June 18, 2025.

Grants of Plan-Based Awards in 2025

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Closing stock price on Award	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/Sh)	date ($/Sh)	Option Awards
Erez	8/15/2025							62,500	(1)				$1.50	$93,750
Aminov,	12/16/2025							62,500	(1)				$1.45	$90,625
CEO	12/16/2025									3,155,170	(2)	$1.45	$1.45	$4,419,117
Alan Weichselbaum, CFO(4)	5/13/2025									75,000	(3)	$1.16	$1.16	$87,300

(1)

The stock awards disclosed in this item consist of performance-based and market-based Restricted Stock Units (RSU’s), as issued under our 2022 Omnibus Incentive Plan, which vest based on the following criteria subject to Board approval and determination: 62,500 RSUs to vest upon the Company’s achievement of a market capitalization of $25 million; 62,500 RSUs to vest upon the Company’s achievement of a market capitalization of $50 million; 62,500 RSUs to vest upon the Company’s achievement of a market capitalization of $100 million; 62,500 RSUs to vest upon the Company’s achievement of a market capitalization of $150 million; 83,500 RSUs to vest upon the Company’s submission of an IND for MIRA-55; 83,500 RSUs to vest upon the Company’s initiation of a Phase 1 trial for Ketamir-2, and 83,500 RSUs to vest upon the Company’s initiation of a Phase 2a trial for Ketamir-2. Following the Board’s and Committee’s determinations that the $25 million market capitalization threshold was achieved on July 18, 2025 and the $50 million market capitalization threshold was achieved on December 16, 2025, the Company issued to Erez Aminov, on the respective grant dates of August 15, 2025 and December 12, 2025, $50,000 in cash and 62,500 fully vested restricted stock units for each grant, with the restricted stock units having aggregate fair market values of $93,750 and $90,625, respectively.

(2)	The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which vested immediately on grant date.

(3)	On May 13, 2025, Alan Weichselbaum, was granted an option award of 75,000 options valued at $87,300. The stock awards disclosed in this item consist of options, as issued under our 2022 Omnibus Incentive Plan, which 50% six months after grant date and 50% on the first anniversary of grant date.

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2025.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Erez Aminov	150,000	-	-	$1.38	8/16/33	-	-	-	-
	15,384	-		$1.38	8/16/33	-	-	-
	134,616	-	-	$1.38	4/27/33	-	-	-	-
	65,405	-	-	$1.16	3/25/34	-	-	-	-
	2,000,000	-	-	$1.19	12/6/34	-	-	-	-
	68,960	-	-	$1.45	12/16/35
	3,155,170	-	-	$1.45	12/16/35	-	-	-	-
						-	-	-	-

Alan
Weichselbaum	37,500	37,500	-	$1.18	5/13/35	-	-	-	-

Option Exercises and Stock Vested

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

In the year ended December 31, 2025, 6,018,075 options vested with a fair market value of $7,631,318.

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

Shares Reserved Under the 2022 Omnibus Incentive Plan

The 2022 Omnibus Plan provides that 8,000,000 shares of our common stock are reserved for issuance under the 2022 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options. The number of shares available for issuance under our 2022 Omnibus Plan will also include an annual increase on the first day of each fiscal year equal to the lesser of:

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

Compensation of Directors

No compensation was paid to our Board members during the year ended December 31, 2025.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 28, 2025
Directors and Executive Officers (1)
Erez Aminov	9,113,241	21,73%
Alan Weichselbaum	75,000	*
Matthew Whalen	25,000	*
Matthew Del Giudice	75,000	*
Denil Nanji Shekhat	133,333	*
Edward MacPherson	75,000	*
All current directors and officers as a group (6 persons) (2)	9,496,574	22.64%

5% Stockholders
Brian McNulty(3)	5,029,317	29.14%

*	Represents beneficial ownership of less than 1%

(1)	Unless otherwise denoted, the address of each noted person is 1200 Brickell Avenue, Suite 1950 #1183, Miami, Florida 33131.

(2)

Includes both founders shares and shares subject to options granted under our 2022 Omnibus Plan that are exercisable as of the Beneficial Ownership Date or within 60 days of the Beneficial Ownership Date held as follows: Mr. Aminov, 9,113,241 shares and Mr. Weichselbaum, 75,000 shares, Dr. Del Guidice, 25,000 shares, Dr. Shekhat, 133,333 shares, Mr. MacPherson, 75,000 shares, and all current officers and directors as a group, 9,496,574 shares. Excludes shares subject to options granted under our 2022 Omnibus Plan that are not exercisable within 60 days of the Beneficial Ownership Date.

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

Mr. Erez Aminov, CEO and director of the Company, did not report several grants and vesting of options and RSUs of the Company during the 2025 fiscal year. Mr. Aminov subsequently filed on February 17, 2026 a Form 5 with the SEC reporting such issuances.

Other than the above, based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2025, we believe that, during the 2025 fiscal year, all of the Company’s directors and executive officers complied with all Section 16(a) filing requirements applicable to them.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2022 Omnibus Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options and RSU	Weighted- average exercise price of outstanding options and RSU	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,072,242	$1.34	1,220,102
Equity compensation plans not approved by security holders	-	-	-
Total	6,072,242	$1.34	1,220,102

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

On November 15, 2023, we entered into a promissory note and loan agreement with MIRALOGX. Pursuant to the loan agreement, we may borrow up to $3.0 million from MIRALOGX to fund the development of licensed products under the license agreement. Together with any advance request, we will deliver to the Lender a budget for the requested advance. The budget may only include costs directly associated with preparing an IND application for KETAMIR-2, exclusive of personnel costs. Any advances made by the Lender to us pursuant to this note may be repaid by us (together with any and all interest accrued thereon) at any time without penalty or premium in accordance with the terms hereof. Amounts repaid hereunder may not be reborrowed. The loan agreement has a one-year term, and all outstanding principal and accrued but unpaid interest must be repaid in full on November 15, 2024. Interest on the amounts borrowed under the loan agreement accrues at an annual fixed rate of 8%. We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the loan agreement at any time without a prepayment fee. The Company did not borrow any funds from the MIRALOGX loan during the year ended December 31, 2025 or December 31, 2024 and the Loan Agreement expired on November 15, 2024.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

Company appointed Salberg & Company P.A (“Salberg”) effective December 19, 2024. Salberg served as our independent auditor for the years ended December 31, 2025 and December 31, 2024. The Company also incurred certain fees during the years ended December 31, 2024 for audit services rendered by Cherry Bekaert LLP before appointment of Salberg.

	For the year ended December 31
	2025	2024
Audit fees, Salberg and Company (1)	$87,000	$51,000
Audit fees, Cherry Bekaert LLP (1)	—	80,000
Audit-related fees, Salberg (2)	28,000	—
Audit-related fees, Cherry Bekaert LLP (2)	—	50,000
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$137,000	$181,000

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the financial statements included in quarterly reports.
(2)	Audit-related fees billed in 2025 and 2024 consist of fees for professional services rendered in connection with review and update procedures associated with registration statements, comfort letters and other SEC filings.
(3)	There were no tax-related fees billed in 2025 and 2024.
(4)	There were no other fees billed in 2025 and 2024.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Cherry Bekaert LLP and Salberg & Company P.A in 2025 . Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Cherry Bekaert LLP and Salberg & Company P.A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed July 28, 2023).
3.2*	Second Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc.
4.1	Common Stock Purchase Warrant, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.2 to Form S-1 filed July 28, 2023).
4.2	Common Stock Purchase Warrant from the Company to MIRALOGX, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 20, 2023).
4.3	Representative’s Warrant, dated August 7, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2023).
4.4	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 10-K/A filed April 17, 2025).
10.1+	Form of Stock Option Award under 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1 filed July 28, 2023).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form S-1 filed July 28, 2023).
10.3	Confirmatory Patent Assignment and Royalty Agreement, dated November 1, 2021, between SRQ Patent Holdings II, LLC and MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1 filed July 28, 2023).
10.4	Amended and Restated Limited License Agreement, dated June 27, 2022, between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1 filed July 28, 2023).
10.5	Amendment No. 1, dated April 20, 2023, to Amended and Restated Limited License Agreement between MIRA Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form S-1 filed July 28, 2023).
10.6+	Employment Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.7 to Form S-1 filed July 28, 2023).
10.7+	Amendment to Employment Agreement, August 28, 2023, between MIRA Pharmaceuticals, Inc. and Erez Aminov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 31, 2023).
10.8	Promissory Note and Loan Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.10 to Form S-1 filed July 28, 2023).
10.9	Registration Rights Agreement, dated April 28, 2023, between MIRA Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.11 to Form S-1 filed July 28, 2023).
10.10	Agreement for Shared Lease Costs, dated April 1, 2023, between MIRA Pharmaceuticals, Inc., Telomir Pharmaceuticals, Inc., and MIRALOGX LLC (incorporated by reference to Exhibit 10.12 to Form S-1 filed July 28, 2023).

10.11	Exclusive License Agreement, by and between the Company and MIRALOGX, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 20, 2023).
10.12	Promissory Note and Loan Agreement, by and between the Company and MIRALOGX, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 20, 2023).
10.13	At The Market Agreement, dated August 12, 2024, by and between MIRA Pharmaceuticals, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed on August 12, 2024).
10.14+	Amendment to Employment Agreement, dated May 28, 2024, between MIRA Pharmaceuticals and Erez Aminov (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 13, 2024).
10.15+	Amendment to Employment Agreement, dated May 13, 2025, between MIRA Pharmaceuticals and Erez Aminov (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 14, 2025).
10.16+	Employment Agreement, dated May 15, 2025, between MIRA Pharmaceuticals, Inc. and Alan Weichselbaum (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 21, 2025).
10.17+	MIRA Pharmaceuticals, Inc. 2022 Omnibus Incentive Plan, as amended and restated.
10.18	Merger Agreement, dated September 29, 2025, between MIRA Pharmaceuticals, Inc., MIRAPHARM Acquisition, Inc. and SKNY Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2025).
10.19*	License Agreement, dated March 16, 2025, between MIRALOGX LLC and SKNY Pharmaceuticals, Inc.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1 filed July 28, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.5 to Form S-1 filed July 28, 2023).
21.1*	List of Subsidiaries of Registrant.
23.1	Consent of Salberg & Company, P.A.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to Form 10-K filed April 1, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Form S-1 filed July 28, 2023).
99.2	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form S-1 filed July 28, 2023).
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed July 28, 2023).
99.4	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.4 to Form S-1 filed July 28, 2023).
99.5	Related Person Transaction Policy and Procedures (incorporated by reference to Exhibit 99.6 to Form S-1 filed July 28, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: March 31, 2026	By:	/s/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alan Weichselbaum
	Name:	Alan Weichselbaum
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Aminov	Chief Executive Officer and Chairman	March 31, 2026
Erez Aminov

/s/ Alan Weichselbaum	Chief Financial Officer	March 31, 2026
Alan Weichselbaum

/s/ Matthew Whalen	Director	March 31, 2026
Matthew Whalen

/s/ Matthew Del Giudice	Director	March 31, 2026
Matthew Del Giudice

/s/ Denil Shekhat	Director	March 31, 2026
Denil Shekhat

/s/ Edward MacPherson	Director	March 31, 2026
Edward MacPherson

