Form 10-Q
period 2026-03-31
MIRA PHARMACEUTICALS, INC.
filed 2026-05-14
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(786) 432 9792

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001	MIRA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 42,022,087 shares of the registrant’s common stock, par value $0.0001 issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$4,815,031	$6,346,921
Prepaid expenses	21,748	28,146
Short-term investments	4,591,518	4,683,099
Total current assets	9,428,297	11,058,166

Related party receivable	35,439	35,439
Total assets	$9,463,736	$11,093,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$34,008	$129,203
Accrued compensation – related party	80,753	242,258
Advance payable to related party	—	330,607
Total current liabilities	114,761	702,068

Total liabilities	114,761	702,068

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred Stock, no par value, 10,000,000 shares authorized and none issued or outstanding.	—	—
Common Stock, no par value; 100,000,000 shares authorized, 42,022,087 and 41,938,587 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	4,202	4,194
Additional paid-in capital	50,075,131	49,967,549
Accumulated deficit	(40,730,358)	(39,580,206)
Total stockholders’ equity	9,348,975	10,391,537
Total liabilities and stockholders’ equity	$9,463,736	$11,093,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—

Operating costs:
General and administrative expenses	578,698	1,490,796
Research and development expenses	524,781	314,404
Total operating costs	1,103,479	1,805,200

Other income (expense):
Interest income	44,909	21,421
Loss from equity method investment	(91,582)	—
Total other income (expense), net	(46,673)	21,421
Net Loss	(1,150,152)	(1,783,779)

Basic and diluted loss per share	$(0.03)	$(0.11)
Basic weighted average common stock shares outstanding	41,941,370	16,645,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CODENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock under ATM, net of costs	2,802	1	3,381	—	3,382
Shares issued for vested RSUs	250,000	25	(25)	—	—
Stock-based compensation	—	—	874,812	—	874,812
Net loss	—	—	—	(1,783,779)	(1,783,779)
Balances, March 31, 2025	16,813,654	$1,682	$32,213,983	$(30,921,500)	$1,294,165

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2025	41,938,587	$4,194	$49,967,549	$(39,580,206)	$10,391,537
Stock-based compensation	—	—	21,585	—	21,585
Shares issued for vested RSU	83,500	8	85,997	—	86,005
Net loss	—	—	—	(1,150,152)	(1,150,152)
Balances, March 31, 2026	42,022,087	$4,202	$50,075,131	$(40,730,358)	$9,348,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,150,152)	$(1,783,779)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	107,590	874,812
Loss from equity method investments	91,582	—
Change in operating assets and liabilities:
Prepaid expenses	6,397	(103,884)
Trade accounts payable and accrued expenses	(95,195)	(617,176)
Related party accrued interest and accrued compensation	(161,505)	—
Net cash used in operating activities	(1,201,283)	(1,630,027)

Financing activities:
Repayment of advance payable to related party	(330,607)	—
Proceeds from sale of common stock	—	3,381
Net cash (used) provided by financing activities	(330,607)	3,381

Net decrease in cash	(1,531,890)	(1,626,646)
Cash, beginning of period	6,346,921	2,832,931
Cash, end of period	$4,815,031	$1,206,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 1. Description of business and summary of significant accounting policies

Overview

MIRA Pharmaceuticals, Inc. (the “Company” or “MIRA”) is a clinical-stage pharmaceutical development company focused on developing novel oral small-molecule therapeutics for neuropathic pain, inflammatory pain, weight management, and addiction-related conditions. The Company’s pipeline includes three product candidates: Ketamir-2, MIRA-55, and SKNY-1.

Ketamir-2 is a next-generation oral N-methyl-D-aspartate (“NMDA”) receptor modulator that has completed Phase 1 clinical trial in healthy volunteers and is being advanced toward Phase 2a clinical trial in chemotherapy-induced peripheral neuropathy (“CIPN”) under an active Investigational New Drug (“IND”) application.

MIRA-55 is a novel oral cannabinoid analog in preclinical development for inflammatory pain and related inflammatory conditions.

SKNY-1 is a preclinical oral therapeutic candidate designed to modulate CB1, CB2, and monoamine oxidase B (“MAO-B”) pathways and is being evaluated for weight management and addiction-related indications, including nicotine dependence.

On June 13, 2025, the Company formed MIRAPHARM Acquisition, Inc., a wholly owned Delaware subsidiary, to support the acquisition of SKNY Pharmaceuticals, Inc., a private company developing SKNY-1 (See Note 5, Asset Acquisition) (“SKNY”). SKNY is considered a related party due to common stockholders and a shared licensor. On September 29, 2025, the Company completed a stock-for-stock merger, pursuant to which SKNY became a wholly owned subsidiary of the Company.

As used herein, the Company’s Common Stock, par value $0.0001 per share, is referred to as the “Common Stock” and the Company’s Preferred Stock, par value $0.0001 per share, is referred to as the “Preferred Stock”.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed consolidated balance sheet, statements of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The condensed consolidated financial statements include the accounts of MIRA Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and going concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of March 31, 2026, the Company had cash of approximately $4.8 million. The Company used approximately $1.2 million of cash in operations during the three months ended March 31, 2026, had a net loss of $1.2 million for the three months ended March 31, 2026 and had stockholders’ equity of approximately $9.3 million at March 31, 2026.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Historically, the Company has been primarily engaged in developing its product candidates. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings, its initial public offering, and ATM financings. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Quarterly Report on Form 10-Q, the Company continued to generate losses and has insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, related party accrued compensation in the amount of $242,258, previously included within due to related party on the consolidated balance sheet as of December 31, 2025, has been reclassified to accrued compensation – related party to conform to the current period classification.

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include the value of equity investments held, value of shares of Common Stock issued in an acquisition, stock-based compensation and the deferred tax asset valuation allowance.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions are insured by the FDIC up to $250,000. On March 31, 2026, the Company had cash in excess of FDIC limits of approximately $4.6 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Investments in Equity Securities, Equity Method Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). Under the equity method, investments are initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of the investee’s net income or loss, which is recorded in equity method income (loss) in the statements of operations. Distributions received from investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

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

Revenue Recognition

The Company has not generated revenue from contracts with customers as of March 31, 2026. The Company will recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies its performance obligations by transferring control of promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation - Stock Compensation. Stock-based compensation cost for equity-classified awards is measured at the grant-date fair value of the award and is recognized as expense over the requisite service period, generally on a straight-line basis. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model, which requires the use of subjective assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company has elected to account for forfeiture of stock-based awards as they occur.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Operating Segments

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 9 for further information.

Leases

The Company has accounted for leases under the provisions of FASB ASC Topic 842, “Leases”, which requires the Company to recognize right-to-use (ROU) assets and lease liabilities for operating leases on the balance sheet.

Contingencies

In the normal course of business, the Company may be subject to loss contingencies, such as legal proceedings, amounts arising from contractual arrangements and claims arising out of the Company’s business that cover a wide range of matters, including, among others, government investigations, stockholder lawsuits, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (ASC 450), the Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized or realizable.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the warrants using a Black-Scholes valuation methodology.

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

	March 31,
	2026	2025
Stock options	6,072,242	4,452,154
Common stock warrants	1,763,750	1,763,750
Totals	7,835,992	6,215,904

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 2. Prepaid expenses

Prepaid expense consisted of the following at the dates indicated:

	March 31, 2026	December 31, 2025
Prepaid expense:
Prepaid insurance	$16,750	$19,847
Other prepaid expense	4,998	8,299
Total prepaid expenses	$21,748	$28,146

Note 3. License agreement, related party

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize Ketamir-2, a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one as an active agent in the United States, Canada and Mexico (the “Territory”). The exclusive license in the License Agreement includes the right of the Company to sublicense the licensed intellectual property. The Company and MIRALOGX have the same founder, who is also related to Company’s largest stockholder and thus MIRALOGX is considered a related party.

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

Also, in consideration of the License Agreement, the Company issued to MIRALOGX a common stock purchase warrant to purchase up to 700,000 shares of Common Stock (the “MIRALOGX Warrant”). The MIRALOGX Warrant is exercisable, in whole or in part, any time prior to November 15, 2028 at a cash exercise price of $2.00 per share.

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

In the SKNY asset acquisition (See Note 4), the Company acquired the license to SKNY-1, a preclinical drug candidate (the “SKNY License”) originally licensed from MIRALOGX by SKNY. In acquiring the rights to the SKNY License, the Company gained the rights to commercialize SKNY-1 in the United States. Pursuant to the terms of the SKNY License, and subject to the conditions set forth therein, the Company will be obligated to pay a royalty payment of 8% of net sales, with a minimum annual royalty of $250,000, beginning in the calendar year during which revenue is first received for a licensed product. Unless earlier terminated, the SKNY License Agreement will continue in effect until the last to expire of the patent rights licensed pursuant to the SKNY License.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 4. Asset acquisition and short-term investment

Acquisition of SKNY Pharmaceuticals, Inc.

On March 19, 2025, the Company entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, which is a related party due to certain common stockholders and licensor. The LOI provided for the acquisition of SKNY by the Company through a stock-for-stock merger with the Company’s merger subsidiary, which we formed on June 13, 2025 (the “Merger”). On September 29, 2025 (the “Closing Date”), this merger was consummated. SKNY was the survivor of this merger and became our wholly owned subsidiary. SKNY’s preclinical drug candidate, SKNY-1, is designed to modulate CB1, CB2, and MAO-B pathways to address energy storage, lipid metabolism, appetite, cravings, and reward - without the psychiatric side effects that limited earlier CB1-targeting drugs. SKNY holds exclusive rights in the United States to its drug candidate under license from MIRALOGX, a related party of the Company (see Note 3, License Agreement, Related Party). The Merger was recorded as an asset acquisition from a related party at acquired cost basis with two assets acquired, a license agreement and 3,521,127 shares in common stock of Telomir Pharmaceuticals, Inc. (NASDAQ: TELO) (“Telo”), a publicly traded preclinical stage biotechnology company, which is a related party to MIRA due to certain common ownership, officers and directors. The 3,521,127 shares of Telo common stock were contributed to the Company on behalf of SKNY by SKNY’s largest stockholder. The 3,521,127 shares in Telo represented $5,000,000 based on the 10-day average of the closing share price of Telo stock, $1.42, for the ten trading days prior to September 25, 2025, (the “Measurement Date”). On September 29, 2025 (the “Closing Date”), the Company received the SKNY License with MIRALOGX which was recorded at its carryover basis of zero and received the Telo shares and recorded their value as of the closing date as $4,718,310 based on the Telo closing price on September 29, 2025 of $1.34 per share. The 3,521,127 shares in Telo were recorded on the MIRA balance sheet as a Short-term equity investment.

Short-Term Investment

The Company owns approximately 10% of the outstanding common stock of Telo and accounts for its investment under the equity method of accounting, as it has the ability to exercise significant influence over Telo but does not control the entity. The investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of Telo’s net income or loss, which is included in equity method loss in the accompanying statements of operations. For the three months ended March 31, 2026, the Company recognized equity method loss of $91,582. The carrying value of the investment was $4,591,518 and $4,683,099 as of March 31, 2026 and December 31, 2025, respectively.

Summarized unaudited financial information for Telo for the three months ended March 31, 2026, derived from the Company’s equity method investee’ consolidated financial statements, which are prepared in accordance with U.S. GAAP, is as follows:

	March 31,	December 31,
	2026	2025
Current assets	$5,789,536	$7,341,361
Noncurrent assets	—	—
Current liabilities	827,310	1,427,991
Noncurrent liabilities	—	—

For the Quarter Ended
March 31, 2026
Net revenue	$—
Net loss	(990,947)

Note 5. Related party transactions

Due from Related Party

Amounts due from MIRALOGX as of March 31, 2026 and December 31, 2025, which are presented as a related party receivable, in the accompanying condensed consolidated balance sheets, totaled $35,439 for both periods. These aforementioned amounts are composed of accounts payable paid on behalf of a related party, specifically, research and development payables.

Due to Related Party – Accrued Compensation and Advances Payable

As of March 31, 2026 and December 31, 2025, the Company owed an aggregate of $80,753 and $242,258 of accrued compensation, respectively, to its Chairman and Chief Executive Officer, Erez Aminov, primarily related to deferred salary and bonus obligations.

As of December 31, 2025, advances made by Mr. Aminov to the Company to cover certain Company-related payables totaled $330,607. The outstanding advances payable were repaid during the three months ended March 31, 2026, and no amounts remained outstanding as of March 31, 2026.

Asset Acquisition

See Note 4 for asset acquisition from a related party.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

License Agreement

See Note 3.

Note 6. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of March 31, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

In April 2024, the Company moved to a virtual office model and does not have a physical office space as of March 31, 2026 and December 31, 2025.

Note 7. Stockholders’ equity

Capital stock

The Company is authorized to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of undesignated Preferred Stock, whose rights and privileges will be defined by the Board of Directors when a series of Preferred Stock is designated.

Common Stock sold under ATM

On August 12, 2024, the Company filed a shelf registration statement with the SEC to facilitate the issuance of its Common Stock and entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC, under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $19,268,571. On September 24, 2024, the Company filed a prospectus supplement to amend the shelf registration statement to update the maximum amount eligible to be sold under the ATM Agreement to $75 million.

During the three months ended March 31, 2026 and 2025, the Company did not sell or issue any shares of Common Stock.

During the three months ended March 31, 2025, under the ATM Agreement, the Company has sold and issued 2,802 shares of Common Stock at an average price per share of $1.33 and received net proceeds of approximately $3,000, after deducting commissions and other fees of approximately $300.

Common Stock issued upon stock option exercise

There were no stock options exercised during the three months ended March 31, 2026 and 2025.

Common Stock issued for vested RSUs

On March 29, 2026, the Board of Directors and the Compensation Committee determined that a Phase I clinical trial milestone had been achieved. As a result, the Company issued 83,500 fully vested RSUs to Erez Aminov, its Chairman and Chief Executive Officer, under the Company’s Executive Incentive Compensation Plan (the “EICP”) The RSUs vested immediately, and 83,500 shares of common stock were issued, with approximately $86,005 recognized as compensation expense on the vesting date.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

2022 Omnibus Incentive Plan

In June 2022, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2022 Omnibus Incentive Plan, as amended and restated in August 2023, (“2022 Omnibus Plan”). The 2022 Omnibus Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of non- statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants. On September 11, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) in which it was voted upon to increase the shares of Common Stock reserved under the plan from 5,000,000 shares to 8,000,000 shares. In addition, the number of shares available for issuance under the 2022 Omnibus Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (a) 500,000 shares, (b) 5.0% of the outstanding shares of all classes of its Common Stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board of Directors may determine.

As of March 31, 2026, the 2022 Omnibus Plan provides that 9,280,939 shares of the Common Stock are reserved for issuance under the 2022 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options.

Stock-based compensation

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Historically, the Company estimated expected price volatility based on the historical volatilities of a peer group as the Company did not have a multi-year trading history for its shares. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle, and product indications. In September 2025, the Company commenced using the historical volatility of its shares as an estimate of expected share price volatility, as sufficient trading activity of the Company’s common stock had developed to provide a reasonable basis for estimating volatility.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

During the three months ended March 31, 2026 and 2025, there were no options were granted to the Company’s executive officers, management, and consultants of the Company.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2022 Omnibus Plan for the following period:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	6,072,242	$1.34	9.4	$1,067,000
Granted	—	—	—	—
Expired	—	—	—	—
Forfeitures	—	—	—	—
Outstanding as of March 31, 2026	6,072,242	$1.34	9.1	$—
Exercisable as of March 31, 2026	6,018,075	$1.34	9.1	$—

The Company recognized approximately $21,585 and $874,812 in stock-based compensation which includes compensation for stock options and vested RSUs in the three months ended March 31, 2026 and 2025, respectively. No options were granted as of March 31, 2026 and 2025. As of March 31, 2026, there was approximately $10,312 of unrecognized compensation cost related to unvested stock options granted under the 2022 Omnibus Plan that is expected to be recognized over the next year.

Restricted Stock Units

On March 26, 2025, the Compensation Committee of the Company adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. Under the EICP, Mr. Aminov will be eligible for certain long-term awards of up to 500,000 performance-based and market condition-based restricted stock units of Common Stock based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates. All awards under the EICP are subject to the approval of the Board of Directors and its Compensation Committee, and are not considered granted until such time. Furthermore, the Board of Directors and the Compensation Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets.

On March 29, 2026, the Board of Directors and the Compensation Committee determined the certain milestone in Company’s Phase I clinical trial had been achieved. As a result, on March 29, 2026, the grant date, the Company issued Mr. Aminov $80,753 in cash and 83,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of $86,005.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The following is RSU activity during the three months ended March 31, 2026:

Number of Restricted Shares
Unvested as December 31, 2025	—
Granted	83,500
Expired and forfeitures	—
Vested	83,500
Unvested as March 31, 2026	—

Warrants

In connection with various transactions and the initial public offering of the Company, the Company issued warrants. Warrant activity for the three months ended March 31, 2026 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Warrants	Price	Term (Years)	Intrinsic Value
Balance Outstanding as January 1, 2026	1,763,570	$3.88	2.60	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance outstanding as March 31, 2026	1,763,570	$3.88	2.35	$—
Exercisable, March 31, 2026	1,763,570	$3.88	2.35	$—

Note 8. Segment information

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the three months ended March 31,
	2026	2025
Revenues	$—	$—

Operating costs:
General and administrative expenses	578,698	1,490,796
Research and development expenses	524,781	314,404
Total operating costs	1,103,479	1,805,200

Other income (expense):
Interest income	44,909	21,421
Loss from equity method investments	(91,582)	—
Total other income, net	(46,673)	21,421
Segment net loss	(1,150,152)	(1,783,779)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act) that reflect our current expectations and views of future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about our pre-clinical and clinical trials and expectations regarding such trials, the markets in which we operate, including growth of such markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Report generally under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Report under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	the timing and availability of data from our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	our future expenses, capital requirements, need for additional financing, and the period over which we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates, if approved;

●	developments relating to our competitors and our industry;

●	our ability to successfully commercialize and market our product candidates, if approved;

●	the potential market size, opportunity, and growth potential for our product candidates if approved.

●	the development of major public health concerns and the future impact of such concerns on our clinical trials, business operations and funding requirements; and

●	other risks and factors listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” contained above in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.

Overview

MIRA Pharmaceuticals, Inc. (the “Company” or “MIRA”) is a clinical-stage pharmaceutical development company focused on developing novel oral small-molecule therapeutics for neuropathic pain, inflammatory pain, weight management, and addiction-related conditions. The Company’s pipeline includes three product candidates: Ketamir-2, MIRA-55, and SKNY-1. On September 29, 2025, the Company completed the acquisition of SKNY Pharmaceuticals (“SKNY”), a related-party private company developing SKNY-1, expanding the Company’s pipeline into metabolic and addiction-related indications.

Ketamir-2 is a next-generation oral N-methyl-D-aspartate (“NMDA”) receptor modulator that has completed a Phase 1 clinical trial in healthy volunteers and is being advanced toward a Phase 2a clinical trial in chemotherapy-induced peripheral neuropathy (“CIPN”) under an active Investigational New Drug (“IND”) application. The Phase 1 study included both single-ascending-dose (“SAD”) and multiple-ascending-dose (“MAD”) cohorts, and dosing has been completed across all cohorts. Based on preliminary safety data reviewed to date, no serious adverse events or dose-limiting toxicities have been reported; however, the database remains blinded and final audited safety and pharmacokinetic analyses are ongoing. The Company is preparing to initiate a Phase 2a clinical trial in CIPN in the first half of 2026, subject to regulatory feedback and site readiness.

MIRA-55 is a novel oral cannabinoid analog under preclinical investigation for inflammatory pain and related inflammatory conditions. Recent preclinical studies demonstrated that MIRA-55 produced analgesic effects in validated inflammatory pain models and did not demonstrate cannabinoid-like central nervous system side effects in behavioral safety assays. These findings support continued advancement toward IND-enabling studies.

SKNY-1 is a preclinical oral therapeutic candidate designed to modulate CB1, CB2, and MAO-B pathways to influence appetite, energy balance, lipid metabolism, and craving behavior. Preclinical studies demonstrated reductions in body weight gain, food consumption, and nicotine-seeking behavior, while supporting a differentiated CNS safety profile relative to earlier CB1-targeting agents. The Company is currently evaluating potential development pathways and indications for SKNY-1 as it advances toward IND-enabling studies.

Separately, the Company owns an undivided 50% interest, together with MIRALOGX LLC, in certain worldwide intellectual property rights relating to SKNY-1 and MIRA-55, for which global patent protection is pending.

The U.S. Drug Enforcement Administration (“DEA”) has completed its scientific review of Ketamir-2, MIRA-55, and SKNY-1 and concluded that each compound is not currently considered a controlled substance or listed chemical under the Controlled Substances Act (“CSA”) and applicable regulations.

We had net losses of $1.1 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

Components of our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development activities for our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

● contracted research, development, and manufacturing activities;

● clinical trial and regulatory-related expenses;

● patent-related costs;

● consulting arrangements; and

● other expenses incurred to advance our research and development activities.

Our operating expenses have historically consisted primarily of costs associated with patent prosecution, preclinical research and development activities, and clinical development activities for Ketamir-2. We expect research and development expenses to increase in future periods as we continue advancing Ketamir-2 toward Phase 2a clinical development in CIPN, progress MIRA-55 and SKNY-1 through IND-enabling activities, expand manufacturing capabilities, and pursue additional regulatory and clinical development activities.

In addition, we may evaluate opportunities to acquire, license, or otherwise develop additional product candidates and technologies, which could result in increased research and development expenses, including upfront payments, milestone obligations, and additional development costs.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, and travel, and other administrative functions, as well as fees paid for legal, accounting, and tax services, consulting fees, and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees. As a result of becoming a public company, we now incur additional expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market (“Nasdaq”), as well as additional costs for insurance, investor relations, professional accounting and legal services, and other administrative expenses.

Other Income, net

Other income, net consists of interest income earned from investment of excess operating cash, less interest expense, and the unrealized loss on short-term investments.

Results of Operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—

Operating costs:
General and administrative expenses	578,698	1,490,796
Research and development expenses	524,781	314,404
Total operating costs	1,103,479	1,805,200

Other income (expense):
Interest income	44,909	21,421
Loss from equity method investments	(91,582)	—
Total other income, net	(46,673)	21,421
Net Loss	(1,150,152)	(1,783,779)

General and Administrative Expenses

We incurred $0.6 million and $1.5 million in general and administrative expenses during the three months ended March 31, 2026 and 2025, respectively. The decrease in general and administrative expenses for $0.9 million during three month ended March 31, 2026 relate primarily to decrease in stock-based compensation for $0.8 million, payroll related expenses for $0.2 million partially offset by an increase in professional services and other expenses for $0.1 million.

Interest income (expense)

We earned less than $0.1 million in interest income during the three months ended March 31, 2026, which consisted of income earned from funds in a money market account, as compared to less than $0.1 million earned during the three months ended March 31, 2025.

Research and Development Expenses

During the three months ended March 31, 2026, we incurred $0.5 million in research and development expenses, which were primarily related to pre-IND submission work and consultants. During the three months ended March 31, 2025, we incurred $0.3 million in research and development expenses primarily related to initial payments for toxicology studies, consultants and stock compensation. The increase in research and development expenses during 2025 is due to increase in development costs for MIRA-55. Major components of research and development expenses during the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
Consultants	$63,988	$114,006
Research	460,793	155,578
Toxicology	—	24,786
Compensation	—	20,034
Total research and development expenses	$524,781	$314,404

Liquidity and Capital Resources

Since our inception in September 2020, we have financed our operations primarily through an unsecured line of credit with a major stockholder and an affiliated company and through a private placement of shares of our Common Stock that occurred during the fourth quarter 2021 and during 2022 and our initial public offering that occurred in August 2023. We intend to finance our clinical development programs and working capital needs from existing cash, potential new sources of debt and equity financing, and through proceeds of the ATM offering.

We used $1.2 million in operating activities during the three months ended March 31, 2026, compared to $1.6 million in operating activities during the three months ended March 31, 2025.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had an accumulated deficit of approximately $40.7 million as of March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of approximately $4.8 million. We currently expect that our cash and cash equivalents be sufficient to fund our operations, development plans, and capital expenditures into at least the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of March 31, 2026.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,201,283)	$(1,630,027)
Financing activities	(330,607)	3,181
Net change in cash	$(1,531,890)	$(1,626,646)

Net Cash Used in Operating Activities

For the three months ended March 31, 2026, the cash used in operating activities of $1.2 million resulted from net losses of $1.2 million, offset by $0.1 million stock-based compensation expense, $0.1 million in loss from equity method investments, and less than $0.3 million change in accounts payable, related party accrued compensation, and prepaid expenses.

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

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, the Company repaid $0.3 million to a related party. The repayments were made pursuant to the terms of the underlying arrangements and reflect routine settlement of obligations as they became due.

During the three months ended March 31, 2025, financing activities received less than $0.01 million of cash, resulting from proceeds from sale of Common Stock, less offering costs.

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

We believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due into the first quarter of 2027. We do not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements.

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

Investments in Equity Securities, Equity Method

Investments in entities over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). Under the equity method, investments are initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of the investee’s net income or loss, which is recorded in equity method income (loss) in the statements of operations. Distributions received from investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

Stock-based compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We have elected to account for forfeiture of stock-based awards as they occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore is not required to provide the information under this item per Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please read Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-Q.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed July 28, 2023).
3.2	Second Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 31, 2026)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: May 14, 2026	By:	/s/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2026
	By:	/s/ Alan Weichselbaum
	Name:	Alan Weichselbaum
	Title:	Chief Financial Officer
(Principal Financial Officer)

