Form 10-Q
period 2026-06-30
MIRA PHARMACEUTICALS, INC.
filed 2026-08-12
CIK 1904286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 42,022,087 shares of the registrant’s common stock issued and outstanding.

MIRA Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$3,609,442	$6,346,921
Prepaid expenses	54,286	28,146
Short-term investments – related party	4,503,973	4,683,099
Total current assets	8,167,701	11,058,166

Related party receivable	35,439	35,439
Total assets	$8,203,140	$11,093,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$40,823	$129,203
Accrued compensation – related party	—	242,258
Advance payable to related party	—	330,607
Total current liabilities	40,823	702,068

Total liabilities	40,823	702,068

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized and none issued or outstanding.	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 42,022,087 and 41,938,587 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	4,202	4,194
Additional paid-in capital	50,097,007	49,967,549
Accumulated deficit	(41,938,892)	(39,580,206)
Total stockholders’ equity	8,162,317	10,391,537
Total liabilities and stockholders’ equity	$8,203,140	$11,093,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	450,330	1,049,903	1,029,028	2,540,699
Research and development expenses	705,789	496,197	1,230,570	810,601
Total operating costs	1,156,119	1,546,100	2,259,598	3,351,300

Other (expense) income:
Interest income	35,130	8,623	80,038	30,044
Other expense	—	(235)	—	(235)
Loss from equity method investment – related party	(87,545)	—	(179,126)	—
Total other (expense) income, net	(52,415)	8,388	(99,088)	29,809
Net Loss	(1,208,534)	(1,537,712)	(2,358,686)	(3,321,491)

Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.19)
Basic weighted average common stock shares outstanding	42,022,087	16,986,488	41,981,952	17,360,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2025	41,938,587	$4,194	$49,967,549	$(39,580,206)	$10,391,537

Stock-based compensation	—	—	21,585	—	21,585
Shares issued for vested RSU	83,500	8	85,997	—	86,005
Net loss	—	—	—	(1,150,152)	(1,150,152)
Balances, March 31, 2026	42,022,087	$4,202	$50,075,131	$(40,730,358)	$9,348,975
Stock-based compensation	—	—	21,876	—	21,876
Net loss	—	—	—	(1,208,534)	(1,208,534)
Balances, June 30, 2026	42,022,087	$4,202	$50,097,007	$(41,938,892)	$8,162,317

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	16,560,852	$1,656	$31,335,815	$(29,137,721)	$2,199,750
Issuance of common stock under ATM, net of costs	2,802	1	3,381	—	3,382
Shares issued for vested RSUs	250,000	25	(25)	—	—
Stock-based compensation	—	—	874,812	—	874,812
Net loss	—	—	—	(1,783,779)	(1,783,779)
Balances, March 31, 2025	16,813,654	$1,682	$32,213,983	$(30,921,500)	$1,294,165
Issuance of common stock under ATM, net of costs	321,486	32	323,808	—	323,840
Shares issued for vested RSUs	250,000	25	(25)	—	—
Stock-based compensation	—	—	489,566	—	489,566
Net loss	—	—	—	(1,537,712)	(1,537,712)
Balances, June 30, 2025	17,385,140	$1,739	$33,027,332	$(32,459,212)	$569,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,358,686)	$(3,321,491)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	129,466	1,364,378
Loss from equity method investment	179,126	—
Change in operating assets and liabilities:
Prepaid expenses	(26,140)	(47,674)
Trade accounts payable and accrued expenses	(88,380)	(424,891)
Accrued compensation – related party	(242,258)	—
Net cash used in operating activities	(2,406,872)	(2,429,678)

Financing activities:
Repayment of advance payable to related party	(330,607)
Offering costs	—	(21,480)
Proceeds from ATM equity offering	—	348,702
Net cash (used) provided by financing activities	(330,607)	327,222

Net decrease in cash	(2,737,479)	(2,102,456)
Cash, beginning of period	6,346,921	2,832,931
Cash, end of period	$3,609,442	$730,475

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

Note 1. Description of business and summary of significant accounting policies

Overview

MIRA Pharmaceuticals, Inc. (the “Company” or “MIRA”) is a clinical-stage pharmaceutical company focused on the developing novel oral small-molecule therapeutics for chemotherapy-induced peripheral neuropathy (“CIPN”), chronic inflammatory pain, and obesity. The Company’s pipeline includes three product candidates: Ketamir-2, MIRA-55, and SKNY-1.

Ketamir-2 is an oral selective NMDA receptor modulator that has completed a Phase 1 clinical trial in healthy volunteers and is being advanced toward Phase 2a clinical trial in CIPN under an active Investigational New Drug (“IND”) application.

MIRA-55 is an investigational oral small-molecule drug candidate in preclinical development targeting chronic inflammatory pain. The Company is advancing MIRA-55 toward IND-enabling studies, subject to successful completion of ongoing preclinical development activities and regulatory feedback.

SKNY-1 is an investigational oral small-molecule drug candidate in preclinical development for obesity. The Company is advancing SKNY-1 toward IND-enabling studies, subject to successful completion of ongoing preclinical development activities and regulatory feedback.

On June 13, 2025, the Company formed MIRAPHARM Acquisition, Inc., a wholly owned Delaware subsidiary, to support the acquisition of SKNY Pharmaceuticals, Inc., a private company developing SKNY-1 (see Note 5, Asset Acquisition) (“SKNY”). SKNY is considered a related party due to common shareholders and a shared licensor (see Note 3, License Agreement, Related Party). On September 29, 2025, the Company completed a stock-for-stock merger, pursuant to which SKNY became a wholly owned subsidiary of the Company.

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

The condensed consolidated financial statements include the accounts of MIRA and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and going concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

As of June 30, 2026, the Company had cash of approximately $3.6 million. The Company used approximately $2.4 million of cash in operations during the six months ended June 30, 2026, had a net loss of approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2026, respectively, and had stockholders’ equity of approximately $8.2 million at June 30, 2026.

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

As of the date of filing this Quarterly Report on Form 10-Q, the Company has not generated revenues, continued to generate losses, and has insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions are insured by the FDIC up to $250,000. On June 30, 2026, the Company had cash in excess of FDIC limits of approximately $3.4 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Revenue Recognition

The Company has not generated revenue from contracts with customers as of June 30, 2026. The Company will recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies its performance obligations by transferring control of promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled.

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

General and Administrative Expenses

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

Operating Segments

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 8 for further information.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the warrants using a Black-Scholes valuation methodology.

A change in any of the terms or conditions of warrants is accounted for as a modification. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognition as a deemed dividend.

Loss per Share

Basic loss per share of Common Stock is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if stock options, restricted stock awards and warrants were to vest and be exercised. Diluted loss per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, convertible notes, and other dilutive instruments because their effect would be anti-dilutive in the periods in which the Company incurs a net loss.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	June 30,
	2026	2025
Stock options	6,255,575	4,202,154
Common stock warrants	1,763,570	1,763,570
Totals	8,019,145	5,965,724

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

Note 2. Prepaid expenses

Prepaid expense consisted of the following at the dates indicated:

	June 30, 2026	December 31, 2025
Prepaid expense:
Prepaid insurance	$3,409	$19,847
Other prepaid expense	50,877	8,299
Total prepaid expenses	$54,286	$28,146

Note 3. License agreement, related party

MIRALOGX

On November 15, 2023, the Company and MIRALOGX, LLC, a Florida limited liability company (“MIRALOGX”) entered into an exclusive license agreement (the “License Agreement”) to develop and commercialize Ketamir-2, a drug product containing 2-(2- chlorophenyl)-2-(methylamino) cyclopentan-1-one as an active agent in the United States, Canada and Mexico (the “Territory”). The exclusive license in the License Agreement includes the right of the Company and its subsidiaries to grant corresponding Sublicenses of the licensed intellectual property. On May 21, 2026, the parties entered into Amendment No. 1 to the License Agreement, which expanded the Licensed Territory to all countries in which Patent Rights exist. The Company and MIRALOGX have the same founder, who is also related to Company’s largest shareholder and thus MIRALOGX is considered a related party.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

The Company and MIRALOGX have made customary representations and warranties in the License Agreement and have agreed to certain other customary covenants, including confidentiality, cooperation, and indemnity provisions. Either party may terminate the License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations, and, if curable, such material breach remains uncured for thirty (30) days, except that Licensee’s breach of its obligation to use commercially reasonable efforts to develop the Licensed Product may be cured within one hundred twenty (120) days. Unless earlier terminated, the License Agreement will continue in effect until the last to expire of the patent rights licensed pursuant to the License Agreement.

In the SKNY asset acquisition (See Note 4), the Company acquired the license to SKNY-1, a preclinical drug candidate (the “SKNY License”) originally licensed from MIRALOGX by SKNY. In acquiring the rights to the SKNY License, the Company gained the rights to commercialize SKNY-1 in the United States. On June 2, 2026, the parties entered into an Amended & Restated Exclusive License Agreement, effective retroactively to March 16, 2025, which expanded the territory to worldwide and extended coverage to include MIRA-55. Pursuant to the terms of the SKNY License, and subject to the conditions set forth therein, the Company will be obligated to pay a royalty payment of 8% of net sales, with a minimum annual royalty of $250,000, beginning in the calendar year during which revenue is first received for a licensed product. Unless earlier terminated, the SKNY License Agreement will continue in effect until the last to expire of the patent rights licensed pursuant to the SKNY License.

Note 4. Asset acquisition and short-term investment – related party

Acquisition of SKNY Pharmaceuticals, Inc.

On March 19, 2025, the Company entered into a binding letter of intent (the “LOI”) with SKNY Pharmaceuticals, Inc. (“SKNY”), a privately held Delaware corporation, which is a related party due to certain common shareholders and licensor (see Note 3, License Agreement, Related Party). The LOI provided for the acquisition of SKNY by the Company through a stock-for-stock merger with the Company’s merger subsidiary, which we formed on June 13, 2025 (the “Merger”). On September 29, 2025 (the “Closing Date”), this merger was consummated. SKNY was the survivor of this merger and became our wholly owned subsidiary. SKNY’s preclinical drug candidate, SKNY-1, is designed to modulate CB1, CB2, and MAO-B pathways to address energy storage, lipid metabolism, appetite, cravings, and reward - without the psychiatric side effects that limited earlier CB1-targeting drugs. SKNY holds exclusive rights in the worldwide to its drug candidate under license from MIRALOGX, a related party of the Company (see Note 3, License Agreement, Related Party). As of June 2, 2026, the parties entered into an Amended & Restated Exclusive License Agreement, effective retroactively to March 16, 2025, which expanded the Licensed Territory worldwide and extended coverage to include MIRA-55 in addition to SKNY-1. The Merger was recorded as an asset acquisition from a related party at acquired cost basis with two assets acquired, a license agreement and 3,521,127 shares in common stock of Telomir Pharmaceuticals, Inc. (NASDAQ: TELO) (“Telo”), a publicly traded preclinical stage biotechnology company, which is a related party to MIRA due to certain common ownership, officers and directors. The 3,521,127 shares of Telo common stock were contributed to the Company on behalf of SKNY by SKNY’s largest stockholder. The 3,521,127 shares in Telo represented $5,000,000 based on the 10-day average of the closing share price of Telo stock, $1.42, for the ten trading days prior to September 25, 2025, (the “Measurement Date”). On the Closing Date, the Company received the SKNY License with MIRALOGX which was recorded at its carryover basis of zero and received the Telo shares and recorded their value as of the closing date as $4,718,310 based on the Telo closing price on September 29, 2025 of $1.34 per share. The 3,521,127 shares in Telo were recorded on the MIRA balance sheet as a short-term equity investment.

Short-Term Investment – Related Party

As of June 30, 2026 and December 31, 2025, the Company owns approximately 5% and 10% of the outstanding shares of common stock of Telo, respectively, and accounts for its investment under the equity method of accounting, as it has the ability to exercise significant influence over Telo due to certain common directors and principal shareholders but does not control the entity. The investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of Telo’s net income or loss, which is included in equity method loss in the accompanying statements of operations. For the three and six months ended June 30, 2026, the Company recognized a loss on equity method investment of $87,545 and $179,126, respectively representing its proportionate share on losses based on its ownership percentage. The carrying value of the investment was $4,503,973 and $4,683,099 as of June 30, 2026 and December 31, 2025, respectively.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

Summarized unaudited financial information for Telo for the three and six months ended June 30, 2026, derived from the Company’s equity method investee’s unaudited consolidated financial statements, which are prepared in accordance with U.S. GAAP, is as follows:

	June 30,	December 31,
	2026	2025
Current assets	$5,365,904	$7,341,361
Noncurrent assets	—	—
Current liabilities	332,424	1,427,991
Noncurrent liabilities	—	—

	For the three months ended	For the six months ended
	June 30, 2026	June 30, 2026
Net revenue	$—	$—
Net loss	(1,721,528)	(2,712,475)

Note 5. Related party transactions

Related party receivable

Amounts due from MIRALOGX as of June 30, 2026 and December 31, 2025, which are presented as a related party receivable, in the accompanying condensed consolidated balance sheets, totaled $35,439 for both periods. These aforementioned amounts are composed of research and development expenses paid by the Company on behalf of MIRALOGX and for which the Company expects reimbursement, specifically, research and development payables.

Accrued Compensation and Advances Payable to Related Party

As of June 30, 2026 and December 31, 2025, the Company owed an aggregate of $0 and $242,258 of accrued compensation, respectively, to its Chairman and Chief Executive Officer, Erez Aminov, primarily related to deferred salary and bonus obligations. The outstanding accrued compensation was repaid during the six months ended June 30, 2026 and no amounts remained outstanding as of June 30, 2026.

As of December 31, 2025, advances made by Mr. Aminov to the Company to cover certain Company-related payables totaled $330,607. The outstanding advances payable were repaid during the six months ended June 30, 2026, and no amounts remained outstanding as of June 30, 2026.

Asset Acquisition and Short-Term Investment

See Note 4 for asset acquisition from a related party and short term investment in a related party.

License Agreement

See Note 3.

Note 6. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of June 30, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

In April 2024, the Company moved to a virtual office model and does not have a physical office space as of June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026, the Company did not sell or issue any shares of Common Stock under ATM Agreement.

During the three months ended June 30, 2025, under the ATM Agreement, the Company has sold and issued 321,486 shares of Common Stock at an average price per share of $1.08 and received net proceeds of approximately $324,000, after deducting commissions and other fees of approximately $22,000. During the six months ended June 30, 2025, under the ATM Agreement, the Company has sold and issued 324,288 shares of Common Stock at an average price per share of $1.08 and received net proceeds of approximately $327,000, after deducting commissions and other fees of approximately $22,000.

Common Stock issued upon stock option exercise

There were no stock options exercised during the three and six months ended June 30, 2026 and 2025.

Common Stock issued for vested RSUs

On March 29, 2026, Compensation Committee and the Board of Directors determined that a Phase I clinical trial milestone had been achieved. As a result, the Company issued 83,500 fully vested restricted stock units (“RSU”) to its Chairman and Chief Executive Officer, under the Company’s Executive Incentive Compensation Plan (as defined below) and the 2022 Omnibus Incentive Plan (as defined below). The RSUs vested immediately, and 83,500 shares of Common Stock were issued, with $86,005 recognized as compensation expense on the vesting date.

During the year ended December 31, 2024, the Company granted 500,000 RSUs to its Chairman and Chief Executive Officer under the 2022 Omnibus Incentive Plan, with an aggregate grant-date fair value of approximately $0.6 million. The RSUs vested 50% on February 12, 2025 and 50% on the six-month anniversary of the grant date. Upon vesting, the Company issued 250,000 shares of common stock during the three months ended March 31, 2025 and an additional 250,000 shares of common stock during the three months ended June 30, 2025.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

In June 2022, the Company’s Board of Directors adopted, and its shareholders approved, the Company’s 2022 Omnibus Incentive Plan, as amended and restated in August 2023, (“2022 Omnibus Plan”). The 2022 Omnibus Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of non- statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants. On September 11, 2025, the Company held its 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) in which it was voted upon to increase the shares of Common Stock reserved under the plan from 5,000,000 shares to 8,000,000 shares. In addition, the number of shares available for issuance under the 2022 Omnibus Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (a) 500,000 shares, (b) 5.0% of the outstanding shares of all classes of its Common Stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board of Directors may determine.

As of June 30, 2026, the 2022 Omnibus Plan provides that 9,280,939 shares of the Common Stock are reserved for issuance under the 2022 Omnibus Plan, with 950,764 shares of Common Stock remaining available for issuance under the 2022 Omnibus Plan.

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

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

The following table summarizes the Company’s employee and non-employee stock option activity under the 2022 Omnibus Plan for the following period:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	6,072,242	$1.34	9.4	$1,067,000
Granted	—	—	—	—
Forfeitures and Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2026	6,072,242	$1.34	9.1	$—
Granted	200,000	$0.94	—	$1,400
Forfeitures and Expired	(16,667)	$5.00	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2026	6,255,575	$1.32	8.8	$13,250
Vested and Exercisable as of June 30, 2026	6,055,575	$1.33	8.8	$11,850

On June 12, 2026, the Company granted an aggregate of 200,000 stock options to its directors. The options vest in two equal installments, with 50% vesting six months from the grant date and the remaining 50% vesting twelve months from the grant date. The options have a contractual term of ten years and were valued at approximately $180,000 on the grant date.

The stock options granted on June 12, 2026 were valued using the Black-Scholes option-pricing model with the following assumptions: a stock price of $0.94, an exercise price of $0.94, a risk-free interest rate of 4.21%, expected volatility of 171.78%, an expected dividend yield of 0%, and an expected term of 5.0 years.

The Company recognized $21,876 and $489,566 in stock-based compensation which includes compensation for stock options and vested RSUs in the three months ended June 30, 2026 and 2025, respectively. The Company recognized approximately $43,461 and $1,364,378 in stock-based compensation which includes compensation for stock options and vested RSUs in the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was approximately $171,000 of unrecognized compensation cost related to unvested stock options granted under the 2022 Omnibus Plan that is expected to be recognized over the 0.71 years.

Restricted Stock Units

On March 26, 2025, the Compensation Committee of the Company adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. Under the EICP, Mr. Aminov is eligible for certain long-term awards of up to 500,000 performance-based and market condition-based restricted stock units of Common Stock based upon the Company reaching certain market capitalization values and the progress of the Company’s drug candidates. All awards under the EICP are subject to the approval of the Board of Directors and its Compensation Committee, and are not considered granted until such time. Furthermore, the Board of Directors and the Compensation Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

On March 29, 2026, the Board of Directors and the Compensation Committee determined that certain milestone in Company’s Phase I clinical trial had been achieved. As a result, on March 29, 2026, the grant date, the Company issued Mr. Aminov $80,753 in cash and 83,500 vested restricted stock units, with the restricted stock units having an aggregate fair market value of $86,005.

The following is RSU activity during the three and six months ended June 30, 2026:

Number of Restricted Shares
Unvested as December 31, 2025	—
Granted	83,500
Expired and forfeitures	—
Vested	(83,500)
Unvested as March 31, 2026	—
Granted	—
Expired and forfeitures	—
Vested	—
Unvested as June 30, 2026	—

Warrants

In connection with various transactions and the initial public offering of the Company, the Company issued warrants. Warrant activity for the six months ended June 30, 2026 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Warrants	Price	Term (Years)	Intrinsic Value
Balance Outstanding as January 1, 2026	1,763,570	$3.88	2.60	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance outstanding as June 30, 2026	1,763,570	$3.88	2.10	$—
Exercisable, June 30, 2026	1,763,570	$3.88	2.10	$—

Note 8. Segment information

The Company operates in one reportable segment related to the development and commercialization of pharmaceuticals targeting neuropathic pain, inflammatory pain, weight management, and addiction-related disorders. The CODM for the Company is the Chief Executive Officer (the “CEO”). The CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

MIRA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	450,330	1,049,903	1,029,028	2,540,699
Research and development expenses	705,789	496,197	1,230,570	810,601
Total operating costs	1,156,119	1,546,100	2,259,598	3,351,300

Other income (expense):
Interest income	35,130	8,623	80,038	30,044
Other expense	—	(235)	—	(235)
Loss from equity method investments	(87,545)	—	(179,126)	—
Total other income (expense), net	(52,415)	8,388	(99,088)	29,809
Segment net loss	$(1,208,534)	$(1,537,712)	$(2,358,686)	$(3,321,491)

Note 9. Subsequent Events

On July 28, 2026, the Company granted an aggregate of 100,000 stock options to a consultant. The options vest in two equal installments, with 50% vesting at the date of grant and the remaining 50% vesting six months from the grant date. The options have a contractual term of ten years.

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

Given the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

Overview

MIRA Pharmaceuticals, Inc. (the “Company” or “MIRA”) is a clinical-stage pharmaceutical development company focused on developing novel oral small-molecule therapeutics for chemotherapy-induced peripheral neuropathy (CIPN), chronic inflammatory pain, and obesity. The Company’s pipeline includes three product candidates: Ketamir-2, MIRA-55, and SKNY-1. On September 29, 2025, the Company completed the acquisition of SKNY Pharmaceuticals (“SKNY”), a related-party private company developing SKNY-1, expanding the Company’s pipeline into metabolic indications.

Ketamir-2 is an oral selective N-methyl-D-aspartate (“NMDA”) receptor modulator that has completed a Phase 1 clinical trial in healthy volunteers and is being advanced toward a Phase 2a clinical trial in chemotherapy-induced peripheral neuropathy (“CIPN”) under an active Investigational New Drug (“IND”) application. The Phase 1 study included both single-ascending-dose (“SAD”) and multiple-ascending-dose (“MAD”) cohorts, and dosing has been completed across all cohorts. Based on preliminary safety data reviewed to date, no serious adverse events or dose-limiting toxicities have been reported. The Company is targeting initiation of a Phase 2a clinical trial in CIPN in the first quarter of 2027, subject to FDA clearance, site readiness, and other regulatory and operational factors.

MIRA-55 is an investigational oral small-molecule drug candidate being developed as a potential non-opioid therapy for chronic inflammatory pain. In preclinical studies, oral MIRA-55 normalized pain and reduced inflammation in a validated inflammatory pain model, outperforming injected morphine, and acts through a mechanism distinct from THC without producing associated central nervous system effects. The Company has completed formulation optimization and is advancing chemistry, manufacturing and controls (CMC) activities to support future nonclinical and regulatory development. The Company has completed exploratory 7-day repeated-dose toxicology and toxicokinetic studies in both rat and dog models, with analysis ongoing. These findings support continued advancement toward IND-enabling studies.

SKNY-1 is an investigational oral small-molecule drug candidate being developed for obesity. In peer-reviewed preclinical studies published in the International Journal of Molecular Sciences, oral SKNY-1 demonstrated dose-dependent reductions in body weight, lipid normalization, and reduced hepatic triglyceride accumulation. The compound attenuated compulsive feeding and nicotine-seeking behaviors in validated experimental models and demonstrated a differentiated CNS safety profile without anxiety-related effects despite engaging central cannabinoid pathways, distinguishing it from earlier CB1-targeting agents. The Company has completed formulation optimization and is advancing chemistry, manufacturing and controls (CMC) activities to support future nonclinical and regulatory development. The Company has completed exploratory 7-day repeated-dose toxicology and toxicokinetic studies in both rat and dog models, with analysis ongoing. These findings support continued advancement toward IND-enabling studies.

Separately, the Company owns an undivided 50% interest, together with MIRALOGX LLC, in certain worldwide intellectual property rights relating to MIRA-55 and SKNY-1, for which global patent protection is pending.

The U.S. Drug Enforcement Administration (“DEA”) has completed its scientific review of Ketamir-2, MIRA-55, and SKNY-1 and concluded that each compound is not currently considered a controlled substance or listed chemical under the Controlled Substances Act (“CSA”) and applicable regulations.

We had net losses of $2.4 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

Other Income and Expense, net

Other income and expense, net consists of interest income earned from investment of excess operating cash and loss from our equity method investment in Telomir Pharmaceuticals, Inc., a related party.

Results of Operations for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Change in
	2026	2025	Dollars
Revenues	$—	$—	$

Operating costs:
General and administrative expenses	450,330	1,049,903	(599,573)
Research and development expenses	705,789	496,197	209,592
Total operating costs	1,156,119	1,546,100	(389,981)

Other (expense) income:
Interest income	35,130	8,623	26,507
Other expense	—	(235)	235
Loss from equity method investments – related party	(87,545)	—	(87,545)
Total other (expense) income, net	(52,415)	8,388	(60,803)
Net Loss	$(1,208,534)	$(1,537,712)	$329,178

General and Administrative Expenses

We incurred $0.5 million and $1.1 million in general and administrative expenses during the three months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses for $0.6 million during three month ended June 30, 2026 relate primarily to decrease in stock-based compensation for $0.5 million, and decrease in payroll related expenses and in in other general expenses of $0.1 million.

Research and Development Expenses

During the three months ended June 30, 2026, we incurred $0.7 million in research and development expenses, which were primarily related to pre-IND submission work and consultants. During the three months ended June 30, 2025, we incurred $0.5 million in research and development expenses primarily related to initial payments for toxicology studies, consultants and stock compensation. The increase in research and development expenses during 2026 is due to increases in development costs across our pipeline, including pre-IND submission work for MIRA-55 and SKNY-1, Phase 2a protocol advancement for Ketamir-2, and associated consulting and research activities. Major components of research and development expenses during the three months ended June, 2026 and 2025 are as follows:

	Three months ended June 30,
	2026	2025
Consultants	$139,982	$87,159
Research	452,520	365,827
Toxicology	113,287	33,257
Compensation	—	9,954
Total research and development expenses	$705,789	$496,197

Other Expense

We recognized loss from equity method investment of less than $0.1 million during the three months ended June 30, 2026, representing our proportionate share of the net loss of Telomir Pharmaceuticals, Inc. (“Telo”), in which we account for our investment under the equity method of accounting. No equity method loss was recognized during the three months ended June 30, 2025.

We earned less than $0.1 million in interest income during the three months ended June 30, 2026, which consisted of income earned from funds in a money market account, as compared to less than $0.1 million earned during the three months ended June 30, 2025.

Results of Operations for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,		Change in
	2026	2025	Dollars
Revenues	$—	$—	$

Operating costs:
General and administrative expenses	1,029,028	2,540,699	(1,511,671)
Research and development expenses	1,230,570	810,601	419,969
Total operating costs	2,259,598	3,351,300	(1,091,702)

Other (expense) income:
Interest income	80,038	30,044	49,994
Other expense	—	(235)	235
Loss from equity method investments – related party	(179,126)	—	(179,126)
Total other (expense) income, net	(99,088)	29,809	(128,897)
Net Loss	$(2,358,686)	$(3,321,491)	$962,805

General and Administrative Expenses

We incurred $1.0 million and $2.5 million in general and administrative expenses during the six months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses for $1.5 million during the six months ended June 30, 2026 relate primarily to decrease in stock-based compensation for $1.2 million, payroll related expenses for $0.2 million and in other general expenses for $0.1 million, partially offset by increased professional expense of less than $0.1 million.

Research and Development Expenses

During the six months ended June 30, 2026, we incurred $1.2 million in research and development expenses, which were primarily related to pre-IND submission work and consultants. During the six months ended June 30, 2025, we incurred $0.8 million in research and development expenses primarily related to initial payments for toxicology studies, consultants and stock compensation. The increase in research and development expenses during 2026 is due to increases in development costs across our pipeline, including pre-IND submission work for MIRA-55 and SKNY-1, Phase 2a protocol advancement for Ketamir-2, and associated consulting and research activities. Major components of research and development expenses during the six months ended June, 2026 and 2025 are as follows:

	Six months ended June 30,
	2026	2025
Consultants	$203,970	$201,165
Research	913,313	521,403
Toxicology	113,287	58,045
Compensation	—	29,988
Total research and development expenses	$1,230,570	$810,601

Other Expense

We recognized loss from equity method investment of less than $0.2 million during the six months ended June 30, 2026, representing our proportionate share of the net loss of Telo, in which we account for our investment under the equity method of accounting. No equity method loss was recognized during the six months ended June 30, 2025.

We earned less than $0.1 million in interest income during the six months ended June, 2026, which consisted of income earned from funds in a money market account, as compared to less than $0.1 million earned during the six months ended June 30, 2025.

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

We used $2.4 million of cash in operating activities during the six months ended June 30, 2026, compared to $2.4 million in operating activities during the six months ended June 30, 2025.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had an accumulated deficit of approximately $42.0 million as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of approximately $3.6 million. The Company has insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed financial statements are issued. We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures into at least the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of June 30, 2026.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(2,406,872)	$(2,429,678)
Financing activities	(330,607)	327,222
Net change in cash	$(2,737,479)	$(2,102,456)

Net Cash Used in Operating Activities

For the six months ended June 30, 2026, the cash used in operating activities of $2.4 million resulted from net losses of $2.4 million, offset by $0.1 million stock-based compensation expense, $0.2 million in loss from equity method investments, and by $0.4 million change in accounts payable, related party accrued compensation, and prepaid expenses.

For the six months ended June 30, 2025, operating activities used $2.4 million of cash. This was primarily driven by a net loss of $3.3 million, offset by $1.4 million stock-based compensation expense and $0.5 million used to pay down accounts payable and prepaid expenses. Accounts payable, as well as accrued and prepaid expenses, primarily related to research and development costs, consultant fees, and insurance expenses.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, the Company repaid $0.3 million to a related party. The repayments were made pursuant to the terms of the underlying arrangements and reflect routine settlement of obligations as they became due.

During the six months ended June 30, 2025, financing activities received $0.3 million of cash, resulting from proceeds from sale of Common Stock under our ATM, less offering costs.

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

Additional funding, capital, or loans (including, without limitation, milestone, or other payments from potential commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, any of which could have a material adverse effect on us, our financial condition, and our results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing shareholders.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations; however, none of these alternatives are committed at this time. On July 27, 2026, the Company received notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement. The Company's common stock continues to trade on the Nasdaq Capital Market, and the Company intends to regain compliance. Failure to do so could adversely affect its ability to raise capital. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Investments in Equity Securities, Equity Method

Investments in entities over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). Under the equity method, investments are initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of the investee’s net income or loss, which is recorded in equity method income (loss) in the statements of operations. Distributions received from investees reduce the carrying amount of the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please read Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results There are no material changes to the risk factors set forth in Part I, Item 1A, in our 2025 Annual Report, except as described below:

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On July 27, 2026, we received a letter from Nasdaq notifying us that for the preceding 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until January 25, 2027, in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and further provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff (the “Staff”) that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel (a “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to a Panel, such appeal would be successful.

There is no guaranty that we will continue to meet the continued listing requirements to be traded on Nasdaq. If our common stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. Delisting of our common stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-Q.

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed July 28, 2023).
3.2	Second Amended and Restated Bylaws of MIRA Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 31, 2026)
10.1	Consulting Agreement between MIRA Pharmaceuticals, Inc. and LMAM Consulting Group, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 8, 2026).
10.2	Amended and Restated Exclusive License Agreement, by and between the Company and MIRALOGX LLC dated June 3, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 4, 2026).
10.3	Amendment No. 1 to Exclusive License Agreement, by and between the Company and MIRALOGX, dated as of May 21, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRA PHARMACEUTICALS, INC.

Date: August 12, 2026	By:	/s/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2026
	By:	/s/ Andriy Mushak
	Name:	Andriy Mushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

